Form 10-Q
period 2005-03-31
Reef Global Energy IV, L.P.
filed 2005-06-06
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number: 333-93399-04

___________________

REEF GLOBAL ENERGY IV, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-1654113
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas 75080	(972) 437-6792
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

__________________

Indicate by ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 15, 2005, the registrant had 25.027956 units held by the managing general partner, 125.00 units of additional general partner interest and 349.972044 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,067,852	$5,002,892
Accounts receivable	7,931	—
Accounts receivable from affiliates	—	425,475
Accrued interest receivable	—	305
Total current assets	4,075,783	5,428,672

Property and equipment:
Oil and gas properties, full cost method of accounting	3,453,045	815,519
Prepaid drilling costs	1,806,671	2,919,405
Accumulated depreciation and depletion	(3,057)	—
Net property and equipment	5,256,659	3,734,924

Total assets	$9,332,442	$9,163,596

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$43,518	$1,106
Accounts payable to affiliates	775,450	653,616
Total current liabilities	818,968	654,722

Non-current liabilities:
Asset retirement obligation	38,790	—

Partners’ equity:
General partners	2,118,498	2,127,535
Limited partners	5,931,319	5,956,620
Managing general partner	424,867	424,719
Total partners’ equity	8,474,684	8,508,874

Total liabilities and partners’ equity	$9,332,442	$9,163,596

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statement of Operations

March 31,
2005
(Unaudited)
Revenues:
Oil and gas sales	$8,217
Interest income	15,701
Total revenues	23,918

Costs and expenses:
Lease operating expenses	51
Production taxes	286
General and administrative	49,270
Depreciation and depletion	3,057
Total costs and expenses	52,664

Net loss	$(28,746)

Net loss per general partner unit	$(48.09)
Net loss per limited partner unit	$(48.09)
Net loss per managing general partner unit	$(235.97)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statement of Cash Flows

March 31,
2005
(Unaudited)
Operating Activities
Net loss	$(28,746)
Adjustments for non-cash transactions:
Depreciation and depletion	3,057
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(7,626)
Accounts payable	41,750
Accounts payable to affiliates	6,396
Net cash provided by operating activities	14,831

Investing Activities
Property acquisition and development	(2,482,636)
Prepaid drilling costs	1,112,734
Net cash used in investing activities	(1,369,902)

Financing Activities
Partner capital contributions	433,631
Distributions to partners	(13,600)
Net cash provided by financing activities	420,031

Net decrease in cash and cash equivalents	(935,040)
Cash and cash equivalents at December 31, 2004	5,002,892
Cash and cash equivalents at March 31, 2005	$4,067,852

Non-cash investing transactions:
Additions to property included in accounts payable	$(662)
Additions to property included in accounts payable to affiliates	(764,342)
Additions to asset retirement obligation	(38,790)
Total non-cash investing transactions	$(803,794)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2005

1.  Organization and Basis of Presentation

The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all disclosures required by accounting principles generally accepted in the United States. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2005. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2004 (the 2004 10-K). The Partnership began oil and gas drilling activities in December 2004.  Because the future results of the Partnership are dependent upon the success of drilling operations which will occur during the next nine months, the results for the first quarter cannot necessarily be used to project results for the full year.

2.  Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. There is no property impairment expense for the first quarter of 2005.

Restoration, Removal, and Environmental Liabilities

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. During the first quarter of 2005, the Partnership recognized $38,790 of asset retirement obligation and additional capitalized cost in connection with the successful drilling of four Partnership wells.

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

3.  Transactions with Affiliates

At March 31, 2005, the Partnership had eight wells in various stages of drilling or completion that are operated by Reef Exploration, Inc. (REI), an affiliate of Reef. Accounts payable to affiliates at March 31 consists primarily of the Partnership’s share of drilling and completion costs billed to the Partnership by REI. The Partnership has paid REI for these costs subsequent to March 31.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interests in the well. At March 31, 2005 and December 31, 2004, there were eight and two wells, respectively, being drilled which are operated by REI. At March 31, 2005 and December 31, 2004, the Partnership has capitalized as drilling costs $9,957 and $752 of operator fees, respectively, incurred in connection with the drilling of these wells.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the quarter ending March 31, 2005 is detailed below:

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.027956	$(5,906)	$(235.97)
General partner units	125.000000	(6,011)	(48.09)
Limited partner units	349.972044	(16,829)	(48.09)
Total	500.000000	$(28,746)

5. Subsequent Events

The Partnership has committed funds to four exploratory and nine developmental wells. At March 31, 2005, drilling and completion operations were in progress on ten of these wells.

As of May 15, 2005, the Partnership had completed drilling operations on three of the exploratory wells. One of the wells is currently being completed with first production expected during the second half of May 2005. Two other exploratory wells have been plugged and abandoned. The fourth exploratory well is currently drilling.

As of May 15, 2005 the Partnership had completed drilling operations on four of the nine developmental wells. One of the wells began production on April 8, 2005. Two of the wells are currently being completed as productive wells, and the fourth is awaiting completion operations. Two developmental wells are currently drilling, and three additional developmental wells are expected to drill during the third and fourth quarters of 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist you in understanding the Partnership’s financial position and results of operations. The information below should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements.

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Report.  Specifically, the following statements are forward-looking:

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the 2004 10-K. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

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

Through its agreements with Challenger Minerals Inc. (CMI), the Partnership hopes to benefit from the expertise of larger oil and gas industry participants in other areas such as the Gulf of Mexico. The Partnership will actively seek participation in prospects and projects reviewed and developed by both CMI and other independent and major oil and gas industry participants. Such participation will allow the Partnership to benefit from the expertise of these entities and increase the diversity and therefore lessen the overall drilling risk to the investors.

The Partnership will not operate in any other industry segment. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may call for voluntary additional partner assessments of up to $20,000 per unit. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations, and therefore will not be impacted by interest rate fluctuations.  In addition, the Partnership has not engaged in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 2 to the audited financial statements in the Partnership’s 2004 10-K for a complete list of significant accounting policies.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs) which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2005, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements at March 31, 2005.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. There is no property impairment expense for the first quarter of 2005.

Restoration, Removal, and Environmental Liabilities

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. During the first quarter of 2005, the Partnership recognized $38,790 of asset retirement obligation and additional capitalized cost in connection with the successful drilling of four Partnership wells.

Liquidity and Capital Resources

The Partnership was funded with initial contributions totaling $9,924,916.  Reef purchased 25.027956 Partnership units for a total of $425,475. Investor partners purchased 125 general partner units for $2,500,000 and 349.972044 limited partner units for $6,999,441. Syndication and organization costs of $1,424,916 were incurred leaving available cash of $8,500,000 for Partnership activities.  The Partnership was formed on November 10, 2004 and the last partner was admitted to the Partnership on December 2, 2004, which was the date the offering of Partnership units ended.

The Partnership also earned approximately $29,000 in interest income during the period from inception (November 10, 2004) thru March 31, 2005. Drilling operations began in December 2004 and are expected to continue thru the end of 2005. During this period, the Partnership expects to utilize the $8,500,000 plus interest income earned for lease acquisition, drilling activities, and general and administrative expenses. The Partnership will pay 100% of general and administrative costs and 99% of the lease acquisition, drilling and completion costs from these funds. Reef, the managing general partner, will make additional capital contributions totaling 1% of all lease acquisition, drilling and completion costs incurred, in addition to the 4.95% share of costs it will pay for as a unit holder. The Partnership expects to purchase non-operated working interests in approximately fifteen exploratory and development drilling projects. The Partnership has already committed monies to thirteen drilling projects. Drilling and other activities will be conducted solely with the funds raised plus interest earned. The Partnership Agreement prohibits bank borrowings during the Partnership’s drilling phase of operations, and the Partnership expects to distribute net proceeds, if any, from successful oil and gas activities directly to the partners.

The thirteen projects to which the Partnership has currently committed funds have estimated expenditures totaling $6,588,000. General and administrative costs, which consist primarily of legal and accounting fees, as well as administrative time of REI personnel, are estimated at approximately $200,000 during the drilling phase of operations. Current uncommitted capital as of March 31, 2005 is approximately $1,741,000. At March 31, 2005, the Partnership had approximately $3,257,000 of working capital with which to pay remaining budgeted and uncommitted expenditures.

The Partnership Agreement allows for the assessment of up to $20,000 per unit for subsequent operations deemed necessary to fully develop any of the initial Partnership prospects. Until initial drilling operations are completed it is not known whether any additional partner assessments will be made.

Results of Operations

Because the Partnership was formed on November 10, 2004, there is no comparable information for the three month period ended March 31, 2004.

The Partnership incurred a net loss of $28,746 during the second quarter. The Partnership had $15,701 of interest income earned from investment of Partnership capital contributions and $8,217 of oil and gas revenue from the two productive royalty interest wells purchased in January 2005. General and administrative charges totaled $49,270. Approximately $37,000 of this amount represents auditing and tax review fees of the Partnership’s independent registered accounting firm in connection with the audit and tax review of the 2004 financial statements. The Partnership also incurred $6,000 in legal fees in connection with the filing of its annual Form 10-K report, and approximately $4,500 in accounting fees in connection with preparation of investor tax information at December 31, 2004. Administrative time charged by REI personnel totaled approximately $1,900. The Partnership expects legal and accounting fees to decrease during the next two quarters, but expects general and administrative costs charged by REI personnel administering fund operations to increase as Partnership drilling activity increases and productive wells are placed in service. The primary components of general and administrative costs will continue to be third party legal and accounting costs associated with financial statement preparation and required SEC filings, and direct and administrative costs for personnel provided by REI.

The Partnership’s first productive well in which it owns a working interest was placed into service on April 8, 2005. The Partnership expects that two or three additional wells will be placed into production prior to June 30, 2005. The Partnership expects results of operations for the second quarter to show improvement as a result of the increased revenues and an expected decrease in overall general and administrative expenses.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

Exchange Rate Risk

The Partnership currently has not committed funds to any foreign projects and has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk.

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the

Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended March 31, 2005, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,500,000 available for Partnership oil & gas operations. As of March 31, 2005, the Partnership had expended $3,414,255 on oil and gas operations, including amounts in accounts payable at March 31, 2005, and had made prepayments of intangible drilling costs totaling $1,806,671. The Partnership intends to utilize all available Partnership capital during 2005.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a)  Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY IV, L.P.

		By:	Reef Oil & Gas Partners LLC,
Managing General Partner

Dated:	June 6, 2005	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	June 6, 2005	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibits Index

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.