Form 10-Q
period 2005-06-30
Reef Global Energy IV, L.P.
filed 2005-08-17
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission File Number: 333-93399-04

REEF GLOBAL ENERGY IV, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-1654113
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas 75080	(972) 437-6792
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

As of August 15, 2005, the registrant had 25.027956 units held by the managing general partner, 125.00 units of additional general partner interest and 349.972044 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,197,879	$5,002,892
Accounts receivable	9,499	—
Accounts receivable from affiliates	293,140	425,475
Accrued interest receivable	—	305
Total current assets	3,500,518	5,428,672

Property and equipment:
Oil and gas properties, full cost method of accounting	5,782,397	815,519
Prepaid drilling costs	721,748	2,919,405
Accumulated depreciation and depletion	(1,964,732)	—
Net property and equipment	4,539,413	3,734,924

Total assets	$8,039,931	$9,163,596

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$6,557	$1,106
Accounts payable to affiliates	1,403,553	653,616
Total current liabilities	1,410,110	654,722

Non-current liabilities:
Asset retirement obligation	74,205	—

Partners’ equity:
General partners	1,638,473	2,127,535
Limited partners	4,587,359	5,956,620
Managing general partner	329,784	424,719
Total partners’ equity	6,555,616	8,508,874

Total liabilities and partners’ equity	$8,039,931	$9,163,596

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statement of Operations

	Three months	Six months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(Unaudited)	(Unaudited)
Revenues:
Oil and gas sales	$16,264	$24,481
Interest income	22,958	38,659
Total revenues	39,222	63,140

Costs and expenses:
Lease operating expenses	209	260
Production taxes	823	1,109
General and administrative	16,172	65,442
Accretion of asset retirement obligation	51	51
Depreciation and depletion	10,675	13,732
Property impairment	1,951,000	1,951,000
Total costs and expenses	1,978,930	2,031,594

Net loss	$(1,939,708)	$(1,968,454)

Net loss per general partner unit	$(3,840.19)	$(3,888.28)
Net loss per limited partner unit	$(3,840.19)	$(3,888.28)
Net loss per managing general partner unit	$(4,623.77)	$(4,859.74)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statement of Cash Flows

June 30,
2005
(Unaudited)
Operating Activities
Net loss	$(1,968,454)
Adjustments for non-cash transactions:
Depreciation and depletion	13,732
Property impairment	1,951,000
Accretion of asset retirement obligation	51
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(9,194)
Accounts receivable from affiliates	(293,140)
Accounts payable	5,451
Accounts payable to affiliates	(1,906)
Net cash used in operating activities	(302,460)

Investing Activities
Property acquisition and development	(1,943,224)
Net cash used in investing activities	(1,943,224)

Financing Activities
Partner capital contributions	454,271
Distributions to partners	(13,600)
Net cash provided by financing activities	440,671

Net decrease in cash and cash equivalents	(1,805,013)
Cash and cash equivalents at December 31, 2004	5,002,892
Cash and cash equivalents at June 30, 2005	$3,197,879

Non-cash investing transactions:
Increase in property additions included in accounts payable to affiliates	751,843
Additions to asset retirement obligation	74,154
Prepaid drilling costs transferred to oil and gas properties	2,197,657
Total non-cash investing transactions	$3,023,654

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2005

1.  Organization and Basis of Presentation

The financial statements for Reef Global Energy IV, L.P. (the Partnership) have been prepared in accordance with the instructions to Form 10-Q and do not include all disclosures required by accounting principles generally accepted in the United States. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2005. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2004 (the 2004 10-K). The Partnership began oil and gas drilling activities in December 2004.  Because the future results of the Partnership are dependent upon the success of drilling operations which will occur during the next six months, the results for the three and six month periods ended June 30, 2005 cannot necessarily be used to project results for the full year.

2.  Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the second quarter of 2005, the Partnership recognized property impairment expense of $1,951,000.

Restoration, Removal, and Environmental Liabilities

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. During the second quarter of 2005, the Partnership recognized $35,364 of asset retirement obligation and additional capitalized cost in connection with the successful drilling of two Partnership wells.

3.  Transactions with Affiliates

At June 30, 2005, the Partnership had eight wells in various stages of production, drilling or completion that are operated by Reef Exploration, Inc. (REI), an affiliate of Reef Oil & Gas Partners LLC (Reef). Accounts payable to affiliates at June 30 consists primarily of the Partnership’s share of drilling and completion costs billed to the Partnership by REI. The Partnership has paid REI for these costs subsequent to June 30.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interests in the well. At June 30, 2005 and December 31, 2004, there were eight and two wells, respectively, being drilled which are operated by REI. At June 30, 2005 and December 31, 2004, the Partnership has capitalized as drilling costs $22,304 and $752 of operator fees, respectively, incurred in connection with the drilling of these wells.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and six months ended June 30, 2005 is detailed below:

For the three months ended June 30, 2005

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.027956	$(115,723)	$(4,623.77)
General partner units	125.000000	(480,025)	(3,840.19)
Limited partner units	349.972044	(1,343,960)	(3,840.19)
Total	500.000000	$(1,939,708)

For the six months ended June 30, 2005

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.027956	$(121,629)	$(4,859.74)
General partner units	125.000000	(486,036)	(3,888.28)
Limited partner units	349.972044	(1,360,789)	(3,888.28)
Total	500.000000	$(1,968,454)

5. Subsequent Events

The Partnership has committed funds to four exploratory and nine developmental wells. At June 30, 2005, the Partnership had three dry holes, two productive wells, one drilling well, four wells in various stages of completion and three wells remaining to be drilled.

Subsequent to June 30, 2005, the well which was drilling on June 30, 2005 was determined to be a dry hole, and completion operations were finished on another Partnership well. In addition, drilling operations commenced during July 2005 on one of the three remaining Partnership wells.

As of August 15, 2005, the Partnership has completed drilling operations on all four of the exploratory wells. One of the wells has been completed with first production expected during the third quarter of 2005. Three other exploratory wells have been plugged and abandoned.

As of August 15, 2005 the Partnership has completed drilling operations on six of the nine developmental wells. One of the wells began production on April 8, 2005. The initial zone has depleted, and the well is currently shut-in awaiting re-completion to a different productive zone.  A second well began production on July 8, 2005. Two of the wells are currently awaiting pipeline connections, and another well is awaiting completion operations. One of the wells has been plugged and abandoned.  One well is currently drilling and two additional developmental wells are expected to drill during the third and fourth quarters of 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Partnership currently operates solely in the United States, although there are no restrictions regarding prospect locations. Reef Exploration, Inc. (REI), an affiliate of the managing general partner, has expertise and has drilled primarily in Texas and Louisiana since its inception in 1987, and the Partnership has acquired properties primarily in these areas to date. Many of the projects taken in Texas and Louisiana offer the potential for both natural gas and condensate production, and the quality of both the natural gas and condensate often bring premium prices. The Partnership has focused more heavily on natural gas than oil prospects, due to its belief that costs of production are generally lower for natural gas and that the price of natural gas is less influenced than the price of oil by foreign factors such as the Organization of Petroleum Exporting Countries (OPEC) production quotas. In addition, the areas in which the Partnership will focus its drilling have a highly developed pipeline system and a highly competitive market for sale of the Partnership’s production.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of June 30, 2005, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements at June 30, 2005.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the second quarter of 2005, the Partnership recognized property impairment expense of $1,951,000.

Restoration, Removal, and Environmental Liabilities

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. During the second quarter of 2005, the Partnership recognized $35,364 of asset retirement obligation and additional capitalized cost in connection with the successful drilling of two Partnership wells.

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

The Partnership also earned approximately $52,000 in interest income during the period from inception (November 10, 2004) thru June 30, 2005. Drilling operations began in December 2004 and are expected to continue through the end of 2005. During this period, the Partnership expects to utilize the $8,500,000 plus interest income earned for lease acquisition, drilling activities, and general and administrative expenses. The Partnership will pay 100% of general and administrative costs and 99% of the lease acquisition, drilling and completion costs from these funds. Reef, the managing general partner, will make additional capital contributions totaling 1% of all lease acquisition, drilling and completion costs incurred, in addition to the 4.95% share of costs it will pay for as a unit holder. The Partnership has acquired non-operated working interests in thirteen exploratory and development drilling projects. Drilling and other activities will be conducted solely with the funds raised plus interest earned. The Partnership Agreement prohibits bank borrowings during the Partnership’s drilling phase of operations, and the Partnership expects to distribute net proceeds, if any, from successful oil and gas activities directly to the partners.

The thirteen projects to which the Partnership has currently committed funds have estimated expenditures totaling $8,300,000. General and administrative costs, which consist primarily of legal and accounting fees, as well as administrative time of REI personnel, are estimated at approximately $200,000 during the drilling phase of operations. There is no uncommitted capital as of June 30, 2005. At June 30, 2005, the Partnership had approximately $2,090,000 of working capital with which to pay remaining budgeted and uncommitted expenditures.

The Partnership Agreement allows for the assessment of up to $20,000 per unit for subsequent operations deemed necessary to fully develop any of the initial Partnership prospects. Until initial drilling operations are completed it is not known whether any additional partner assessments will be made.

Results of Operations

Because the Partnership was formed on November 10, 2004, there is no comparable information for the three and six month periods ended June 30, 2004.

Six Months Ended June 30, 2005

The Partnership incurred a net loss of $1,968,454 for the six months ended June 30, 2005, which includes $1,951,000 of property impairment expense. Partnership expenditures on ten of the planned thirteen drilling projects were substantially completed during the quarter ended June 30, 2005. The Partnership has six wells it has completed or is completing, and four wells which are dry holes. Costs incurred to date are approximately $1,951,000 in excess of the present value of estimated recoverable reserves based upon un-escalated June 30, 2005 prices discounted at 10%, resulting in property impairment expense of $1,951,000 at June 30, 2005. The Partnership has plugged and abandoned four wells, has one productive oil and gas well, a second productive well awaiting recompletion, and four wells expected to produce oil and gas which are in various stages of completion. In addition, the Partnership purchased a royalty interest in a field with two productive wells and a third well awaiting a recompletion.

The first Partnership drilling well began production operations in April 2005, but the initial reservoir was limited and production ceased in May 2005. A recompletion to a second productive zone will be attempted during the third quarter. A second Partnership well began production during July 2005. A third well was completed during July 2005 and is expected to begin gas production during the third quarter. Completion activities continue on two wells, and a completion rig will move onto another Partnership well in mid-August. During the six month period ended June 30, 2005, the Partnership had $38,659 of interest income earned from investment of Partnership capital contributions and $24,481 of oil and gas revenue from the two productive royalty interest wells purchased in January 2005 and from the one Partnership drilling well that began production operations during April 2005. General and administrative charges totaled $65,442, primarily related to accounting, legal, and printing costs associated with quarterly SEC filings. Administrative time charged by REI personnel totaled approximately $4,500. The Partnership expects legal and accounting fees to remain close to second quarter levels during the final two quarters of the year, but expects general and administrative costs charged by REI personnel administering fund operations to gradually increase as productive wells are placed in service. The primary components of general and administrative costs will continue to be third party legal and accounting costs associated with review of financial statements and required SEC filings, and direct and administrative costs for personnel provided by REI.

The Partnership expects that up to six drilled wells will be placed into production prior to September 30, 2005. The Partnership expects results of operations for the third and fourth quarter to show improvement due to the increased revenues resulting from production activities from these wells.

Three Months Ended June 30, 2005

The Partnership incurred a net loss of $1,939,708 during the three month period ended June 30, 2005, which includes $1,951,000 of property impairment expense. During the period, the Partnership substantially completed expenditures on ten of the thirteen planned drilling projects. Costs incurred to date on those projects are approximately $1,951,000 in excess of the present value of estimated recoverable reserves based upon un-escalated June 30, 2005 prices discounted at 10%, resulting in the $1,951,000 second quarter charge to property impairment expense. The Partnership has plugged and abandoned four wells, has one productive oil and gas well, a second productive well awaiting recompletion, and four wells expected to produce oil and gas which are in various stages of completion.

For the three month period ended June 30, 2005, the Partnership had $22,958 of interest income earned from investment of Partnership capital contributions and $16,264 of oil and gas revenue from the two productive royalty interest wells purchased in January 2005 and from the one Partnership drilling well that began production operations during April 2005. General and administrative charges totaled $16,172 during the second quarter, primarily related to accounting, legal, and printing costs associated with quarterly SEC filings. Administrative time charged by REI personnel totaled approximately $2,600. The Partnership expects legal and accounting fees to remain close to second quarter levels during the next two quarters, but expects general and administrative costs charged by REI personnel administering fund operations to gradually increase as productive wells are placed in service. The primary components of general and administrative costs will continue to be third party legal and accounting costs associated with review of financial statements and required SEC filings, and direct and administrative costs for personnel provided by REI.

The Partnership expects that up to six drilled wells will be placed into production prior to September 30, 2005. The Partnership expects results of operations for the third and fourth quarter to show improvement due to the increased revenues resulting from production activities from these wells.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended June 30, 2005, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,500,000 available for Partnership oil & gas operations. As of June 30, 2005, the Partnership had expended $5,708,243 on oil and gas operations, including amounts in accounts payable at June 30, 2005, had made prepayments of intangible drilling costs totaling $721,748, and had capitalized $74,154 as asset retirement cost. The Partnership intends to utilize all available Partnership capital during 2005.

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

REEF GLOBAL ENERGY IV, L.P.

		By:	Reef Oil & Gas Partners LLC,
Managing General Partner

Dated:	August 17, 2005	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	August 17, 2005	By:	/s/ Daniel C. Sibley
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