Form 10-Q
period 2005-09-30
Reef Global Energy IV, L.P.
filed 2005-11-14
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number: 333-93399-04

REEF GLOBAL ENERGY IV, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-1654113
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300	(972) 437-6792
Richardson, Texas 75080	(Registrant’s telephone number,
(Address of principal executive offices,	including area code)
including zip code)

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

Indicate by ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 14, 2005, the registrant had 25.027956 units held by the managing general partner, 125.00 units of additional general partner interest and 349.972044 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,075,927	$5,002,892
Accounts receivable	43,767	—
Accounts receivable from affiliates	25,454	425,475
Accrued interest receivable	—	305
Total current assets	1,145,148	5,428,672

Property and equipment:
Oil and gas properties, full cost method of accounting	7,062,028	815,519
Prepaid drilling costs	492,479	2,919,405
Accumulated depreciation and depletion	(4,060,091)	—-
Net property and equipment	3,494,416	3,734,924

Total assets	$4,639,564	$9,163,596

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$19,131	$1,106
Accounts payable to affiliates	55,439	653,616
Total current liabilities	74,570	654,722

Non-current liabilities:
Asset retirement obligation	75,404	—-

Partners’ equity:
General partners	1,121,561	2,127,535
Limited partners	3,140,121	5,956,620
Managing general partner	227,908	424,719
Total partners’ equity	4,489,590	8,508,874

Total liabilities and partners’ equity	$4,639,564	$9,163,596

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Operations

	Three months	Nine months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(Unaudited)	(Unaudited)
Revenues:
Oil and gas sales	$51,572	$76,053
Interest income	9,957	48,616
Total revenues	61,529	124,669

Costs and expenses:
Lease operating expenses	7,107	7,367
Production taxes	1,642	2,751
General and administrative	13,798	79,240
Accretion of asset retirement obligation	1,199	1,250
Depreciation and depletion	111,967	125,699
Property impairment	1,983,392	3,934,392
Total costs and expenses	2,119,105	4,150,699

Net loss	$(2,057,576)	$(4,026,030

Net loss per general partner unit	$(4,079.23)	$(7,967.51)
Net loss per limited partner unit	$(4,079.23)	$(7,967.51)
Net loss per managing general partner unit	$(4,796.96)	$(9,656.70)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statement of Cash Flows

September 30,
2005
(Unaudited)
Operating Activities
Net loss	$(4,026,030)
Adjustments for non-cash transactions:
Depreciation and depletion	125,699
Property impairment	3,934,392
Accretion of asset retirement obligation	1,250
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(43,462)
Accounts receivable from affiliates	(25,454)
Accounts payable	17,058
Accounts payable to affiliates	2,754
Net cash used in operating activities	(13,793)

Investing Activities
Property acquisition and development	(4,345,393)
Net cash used in investing activities	(4,345,393)

Financing Activities
Partner capital contributions	477,321
Distributions to partners	(45,100)
Net cash provided by financing activities	432,221

Net decrease in cash and cash equivalents	(3,926,965)
Cash and cash equivalents at December 31, 2004	5,002,892
Cash and cash equivalents at September 30, 2005	$1,075,927

Non-cash investing transactions:
Additions included in accounts payable to affiliates	(600,931)
Additions to property included in accounts payable	967
Additions to asset retirement obligation	74,154
Total non-cash investing transactions	$(525,810)
Non-cash financing transactions:
Partner contributions included in accounts receivable	$425,475

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2005

1.  Organization and Basis of Presentation

The financial statements for Reef Global Energy IV, L.P. (the Partnership) have been prepared in accordance with the instructions to Form 10-Q and do not include all disclosures required by accounting principles generally accepted in the United States. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2005. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2004 (the 2004 10-K). The Partnership began oil and gas drilling activities in December 2004.  Because the future results of the Partnership are dependent upon the success of drilling and completion operations which will occur during the next three months, the results for the three and nine month periods ended September 30, 2005 cannot necessarily be used to project results for the full year.

2.  Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three month and nine month periods ended September 30, 2005, the Partnership recognized property impairment expense of $1,983,392 and $3,934,392, respectively.

Restoration, Removal, and Environmental Liabilities

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. During the three and nine-month periods ended September 30, 2005, the Partnership recognized $0 and $74,154, respectively, of asset retirement obligation and additional capitalized cost in connection with the successful drilling of Partnership wells.

3.  Transactions with Affiliates

At September 30, 2005, the Partnership had six wells in various stages of production, drilling or completion that are operated by Reef Exploration, Inc. (REI), an affiliate of Reef Oil & Gas Partners LLC (Reef). Reef serves as the Partnership’s managing general partner. The Partnership also had two unsuccessful wells drilled during 2005 which were operated by REI. Accounts payable to affiliates at September 30 consists primarily of the Partnership’s share of drilling and completion costs billed to the Partnership by REI. The Partnership has paid REI for these costs subsequent to September 30.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interests in the well. At September 30, 2005 and December 31, 2004, there were eight and two wells, respectively, being drilled which are operated by REI. At September 30, 2005 and December 31, 2004, the Partnership has capitalized as drilling costs $26,392 and $752 of operator fees, respectively, incurred in connection with the drilling of these wells.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and nine months ended September 30, 2005 is detailed below:

	For the three months ended September 30, 2005
Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.027956	$(120,058)	$(4,796.96)
General partner units	125.000000	(509,903)	(4,079.23)
Limited partner units	349.972044	(1,427,615)	(4,079.23)
Total	500.000000	$(2,057,576)

	For the nine months ended September 30, 2005
Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.027956	$(241,687)	$(9,656.70)
General partner units	125.000000	(995,939)	(7,967.51)
Limited partner units	349.972044	(2,788,404)	(7,967.51)
Total	500.000000	$(4,026,030)

5. Subsequent Events

The Partnership has committed funds to four exploratory and nine developmental wells. At September 30, 2005, the Partnership had four dry holes, four productive wells, four wells in various stages of completion and one well remaining to be drilled.

The Partnership’s wells experienced minimal damage from hurricanes Katrina and Rita, however, production activities have been curtailed as a result of damages to pipelines and processing facilities to which production from Partnership wells is delivered. As of November 14, 2005, two of the Partnership’s four productive wells remain shut-in as a result of the hurricanes, and completion of another Partnership well was delayed until November as a result of Hurricane Katrina. In addition, the Partnership owns a small royalty interest in two wells that currently remain shut-in as a result of the hurricanes. The Partnership expects the two shut-in wells to resume operations during the latter part of November and early part of December, respectively.  The Partnership currently estimates costs of approximately $15,000 to $20,000 in order to repair hurricane damages. The Partnership expects a significant impact on fourth quarter revenues as a result of the shut-in status of certain Partnership wells.

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

The Partnership operates solely in the United States. Reef Exploration, Inc. (REI), an affiliate of the managing general partner, has expertise and has drilled primarily in Texas and Louisiana since its inception in 1987, and all properties acquired by the Partnership are located in Texas and Louisiana. Many of the projects taken in Texas and Louisiana offer the potential for both natural gas and condensate production, and the quality of both the natural gas and condensate often bring premium prices. The Partnership has focused more heavily on natural gas than oil prospects, due to its belief that costs of production are generally lower for natural gas and that the price of natural gas is less influenced than the price of oil by foreign factors such as the Organization of Petroleum Exporting Countries (OPEC) production quotas. In addition, the areas in which the Partnership will focus its drilling have a highly developed pipeline system and a highly competitive market for sale of the Partnership’s production.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. We are also required to select among alternative acceptable accounting policies. See Note 2 to the audited financial statements in the Partnership’s 2004 10-K for a complete list of significant accounting policies.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2005, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements at September 30, 2005.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three months and nine months ended September 30, 2005, the Partnership recognized property impairment expense of $1,983,392 and $3,934,392, respectively.

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

The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. The partnership did not recognize any additional liability during the third quarter of 2005. During the nine month period ended September 30, 2005, the Partnership has recognized $74,154 of asset retirement obligation and additional capitalized cost in connection with the successful drilling of Partnership wells.

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

The Partnership also earned approximately $62,000 in interest income during the period from inception (November 10, 2004) thru September 30, 2005. Drilling operations began in December 2004 and are expected to continue through the end of 2005. During this period, the Partnership expects to utilize the $8,500,000 plus interest income earned for lease acquisition, drilling activities, and general and administrative expenses. The Partnership will pay 100% of general and administrative costs and 99% of the lease acquisition, drilling and completion costs from these funds. Reef, the managing general partner, will make additional capital contributions totaling 1% of all lease acquisition, drilling and completion costs incurred, in addition to the 4.95% share of costs it will pay for as a unit holder. The Partnership has acquired non-operated working interests in thirteen exploratory and development drilling projects. Drilling and other activities will be conducted solely with the funds raised plus interest earned. The Partnership Agreement prohibits bank borrowings during the Partnership’s drilling phase of operations, and the Partnership expects to distribute net proceeds, if any, from successful oil and gas activities directly to the partners.

The thirteen projects to which the Partnership has currently committed funds have estimated expenditures totaling $8,300,000. General and administrative costs, which consist primarily of legal and accounting fees, as well as administrative time of REI personnel, are estimated at approximately $200,000 during the drilling phase of operations. There is no uncommitted capital as of September 30, 2005. At September 30, 2005, the Partnership had approximately $1,070,000 of working capital with which to pay remaining budgeted expenditures.

The Partnership Agreement allows for the assessment of up to $20,000 per unit for subsequent operations deemed necessary to fully develop any of the initial Partnership prospects. Until initial drilling operations are completed it is not known whether any additional partner assessments will be made.

Results of Operations

Because the Partnership was formed on November 10, 2004, there is no comparable information for the three and nine month periods ended September 30, 2004.

Nine Months Ended September 30, 2005

The Partnership incurred a net loss of $4,026,030 for the nine months ended September 30, 2005, which includes $3,934,392 of property impairment expense. Partnership expenditures on eleven of the planned thirteen drilling projects were substantially completed during the quarter ended September 30, 2005. The Partnership has seven wells it has completed or is completing, one well awaiting a potential side-track operation, and four wells which are dry holes. Costs incurred to date are approximately $3,934,392 in excess of the present value of estimated recoverable reserves based upon un-escalated September 30, 2005 prices discounted at 10%, resulting in property impairment expense of $3,934,392 at September 30, 2005. The Partnership has plugged and abandoned four wells, has four productive oil and gas wells, three wells expected to produce oil and gas which are in various stages of completion, and one well being evaluated for a side-track operation. In addition, the Partnership purchased a royalty interest in a field with two productive wells.

The first Partnership well began production operations in April 2005, but the initial reservoir was limited and production ceased in May 2005. An unsuccessful recompletion to a second productive zone was attempted during the third quarter, and two additional zones remain to be tested. Two additional Partnership wells began production during July and August 2005. The Partnership is de-watering a fourth well completed during July 2005. Completion activities are expected to be finished on four additional Partnership wells during the fourth quarter of 2005. The Partnership currently has two of its four productive wells shut-in as a result of Hurricane Rita. Both wells are expected to begin production operations by December 31, 2005.  During the nine month period ended September 30, 2005, the Partnership had $48,616 of interest income earned from investment of Partnership capital contributions and $76,053 of oil and gas revenue from the two productive royalty interest wells purchased in January 2005 and from the four Partnership wells that have begun production operations. General and administrative charges totaled $79,240, primarily related to accounting, legal, and printing costs associated with quarterly SEC filings. Administrative time charged by REI personnel totaled approximately $7,000. The Partnership expects legal and accounting fees to remain close to third quarter levels during the final quarter of the year, but expects general and administrative costs charged by REI personnel administering fund operations to gradually increase as productive wells are placed in service. The primary components of general and administrative costs will continue to be third party legal and accounting costs associated with review of financial statements and required SEC filings, and direct and administrative costs for personnel provided by REI.

The Partnership expects that completion operations on three additional Partnership wells will be completed by December 31, 2005. Work on one of these wells was significantly delayed by Hurricane Katrina. Hurricanes Katrina and Rita have shut-in the Partnership’s two royalty interest wells as well as the Partnership’s largest producing well for part of the third quarter and much of the fourth quarter. As a result, the Partnership does not expect to see any significant improvements in its results of operations until the first quarter of 2006.

Three Months Ended September 30, 2005

The Partnership incurred a net loss of $2,057,576 during the three month period ended September 30, 2005, which includes $1,983,392 of property impairment expense. During the period, the Partnership substantially completed expenditures on two of the thirteen planned drilling projects, bringing to twelve the number of projects which are substantially complete. One of these projects was a dry hole and the second project resulted in a successful well which is currently being completed as a producer. Costs incurred to date on those projects are approximately $3,934,392 in excess of the present value of estimated recoverable reserves based upon un-escalated September 30, 2005 prices discounted at 10%, resulting in the $1,983,392 third quarter charge to property impairment expense. The Partnership has plugged and abandoned four wells, has four productive oil and gas wells, three wells expected to produce oil and gas which are in various stages of completion, and another well being evaluated for side-track operations.

For the three month period ended September 30, 2005, the Partnership had $9,957 of interest income earned from investment of Partnership capital contributions and $51,572 of oil and gas revenues from the two productive royalty interest wells purchased in January 2005 and from the four Partnership wells that have begun production operations. General and administrative charges totaled $13,798 during the third quarter, primarily related to accounting, legal, and printing costs associated with quarterly SEC filings. Administrative time charged by REI personnel totaled approximately $2,500. The Partnership expects legal and accounting fees to remain close to third quarter levels during the remainder of the year, but expects general and administrative costs charged by REI personnel administering fund operations to gradually increase as productive wells are placed in service. The primary components of general and administrative costs will continue to be third party legal and accounting costs associated with review of financial statements and required SEC filings, and direct and administrative costs for personnel provided by REI.

The Partnership expects that completion operations on three additional Partnership wells will be completed by December 31, 2005. Work on one of these wells was significantly delayed by Hurricane Katrina. Hurricanes Katrina and Rita have shut-in the Partnership’s two royalty interest wells as well as the Partnership’s largest producing well for part of the third quarter and much of the fourth quarter. As a result, the Partnership does not expect to see any significant improvements in its results of operations until the first quarter of 2006.

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

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During our fiscal quarter ended September 30, 2005, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On January 10, 2002 Reef filed a final prospectus and commenced the offering of units in the Reef Global Energy Ventures (the “Program”). All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The Program filed a prospectus supplement describing Reef Global Energy IV, L.P. on September 21, 2004 and commenced offering units. The offering period ended on December 2, 2004, at which time all 500 allowable units had been sold. Under the terms of the offering, a minimum of 50 Partnership units at a price of $20,000 per unit were required to be sold in order to form the Partnership. The maximum Partnership units offered were 375 units of limited partner interest and 125 units of general partner interest.

The Partnership sold 500 units of partnership interest, consisting of 375 units of limited partner interest and 125 units of additional general partner interest. Reef purchased 25.027956 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,500,000 available for Partnership oil & gas operations. As of September 30, 2005, the Partnership had expended $7,072,005 on oil and gas operations, including amounts in accounts payable at September 30, 2005, had made prepayments of intangible drilling costs totaling $492,749, and had capitalized $74,154 as asset retirement cost. The Partnership intends to utilize all available Partnership capital during 2005.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a/15d-14(a pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a/15d-14(a pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY IV, L.P.

		By:	Reef Oil & Gas Partners LLC,
Managing General Partner

Dated:	November 14, 2005	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	November 14, 2005	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

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