Form 10-K
period 2005-12-31
Reef Global Energy IV, L.P.
filed 2006-04-17
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from          to

Commission file number 333-93399-04

REEF GLOBAL ENERGY IV, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-1654113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 N. Central Expressway
Suite 300
Richardson, Texas	75080-3610
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 437-6792

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes  ☐    No  ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 31, 2006, the registrant had 25.028 units held by the managing general partner, 125.00 units of additional general partner interest and 349.972 units of limited partner interest outstanding.

Documents incorporated by reference:  None

PART I

ITEM 1.          BUSINESS.

Introduction

Reef Global Energy IV, L.P. (the Partnership) is the fourth in a series of five Nevada limited partnerships comprising a program called Reef Global Energy Ventures (the Program). The Partnership was formed in the state of Nevada on November 10, 2004. The primary purposes of the Partnership are to generate revenue from the production of oil and natural gas, distribute cash to the partners, and provide tax benefits. Reef Oil & Gas Partners, L.P. (formerly known as Reef Oil & Gas Partners LLC) (Reef) is the managing general partner of the Partnership.

The Partnership was formed to drill, complete and own working interests in oil and natural gas wells. During 2004 and 2005, the Partnership acquired working interests in thirteen oil and natural gas prospects in which major or independent oil and gas companies also have interests. The Partnership drilled thirteen wells on these prospects in Louisiana, Texas, and in U.S. coastal waters in the Gulf of Mexico. The Partnership purchased a minority non-operated working interest in these prospects. Reef purchased additional interests in certain Partnership prospects that have been assigned to other partnerships in the Program as well as to private drilling partnerships managed by Reef. The additional interest purchased by Reef on nine of the Partnership prospects was large enough to allow OREI, Inc. (formerly known as Reef Exploration, Inc.) (OREI), an affiliate of Reef, to serve as prospect operator.

Acquisition and Drilling of Undeveloped Prospects

The Partnership purchased an interest in eight developmental prospects and five exploratory prospects. A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect is characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect. A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir. Thirteen wells were drilled on the prospects acquired by the Partnership.

The Partnership prospects were acquired pursuant to an arrangement in which the Partnership purchased part of the working interest. A working interest bears a specified portion of the costs of development, operation and maintenance. A working interest is subject to landowners’ royalty interests and may be subject to other royalty interests payable to unaffiliated third parties. Where the Partnership acquired less than 100% of the working interest, costs were reduced proportionately.

Consulting Agreements for Prospect Acquisitions

Reef has entered into two agreements (the CMI Agreements) with Challenger Minerals Inc. (CMI), a subsidiary of GlobalSantaFe Corporation and a premier screener of oil and gas prospects in the Gulf of Mexico and North Sea regions. The first of the agreements (the New Gulf Agreement) amended certain provisions of Reef’s October 2001 agreement with CMI (the Original Agreement). The Original Agreement provided, among other things, that CMI would present a minimum of 50 prospects per year in the Gulf of Mexico region to Reef, and that Reef would have the option to purchase up to 12.5% of the interest made available to CMI in any Gulf of Mexico exploration project or developmental project made available to Reef for purchase. Under the New Gulf Agreement, CMI continued to present Reef with a minimum of 50 Gulf of Mexico prospects per year, which Reef was under no obligation to purchase. Reef paid CMI $300,000 per year (the CMI Gulf Fee) for the geological and geophysical services provided by CMI under the New Gulf Agreement, which was a $75,000 reduction in the CMI fee charged under the Original Agreement. The New Gulf Agreement amended the Original Agreement for the period between January 31, 2004 and January 31, 2006, by reducing Reef’s participation interest in Gulf of Mexico exploration projects from 12.5% to 7.5%. Reef has allowed this agreement to expire effective January 31, 2006.

In consideration of the reduction from a 12.5% to a 7.5% interest in CMI generated Gulf of Mexico exploration projects, Reef and CMI agreed to enter into a new screening program for prospects in the North Sea region pursuant to a second agreement (the North Sea Agreement). Pursuant to the terms of the North Sea Agreement, for the period between December 1, 2003 and November 30, 2006, Reef may acquire up to 5% of the interest made available to CMI in all offshore prospects located in the North Sea region that are identified and initially reviewed by CMI during the term of the North Sea Agreement. Reef will pay CMI a fee of $75,000 per year, or a total of $225,000 over the three-year term (the CMI North Sea Fee and together with the CMI Gulf Fee, the Challenger Fees) under the North Sea Agreement. CMI is not obligated to present Reef with a specific number of prospects under the North Sea Agreement, and under certain circumstances further described in the North Sea Agreement, Reef may be excluded from participation in certain prospects.

Projects approved for acquisition by Reef under these agreements are assigned to this Partnership as well as other limited partnerships formed as part of the Program. The five partnerships formed as a part of this Program have each reimbursed to Reef a portion of the actual fees paid by Reef under these agreements during the term of the Program. The payments made were proportionate to the capital raised by each partnership. This Partnership reimbursed Reef $314,380, or 3.17% of its gross capital contributions of $9,924,916. There are no further amounts to be reimbursed by this Partnership under these agreements. The partnerships formed as a part of this Program did not reimburse Reef any amount in excess of the actual fees paid by Reef.

Drilling and Completion Phase of Operations

On all prospects operated by OREI, drilling operations were contracted to independent third party drillers, and the costs of the wells to the Partnership were determined by actual third party costs, plus OREI’s monthly operator fees for the area where the well is located.

The Partnership generally pays drilling and completion costs as incurred. The Partnership made advance payments in December 2004 to secure the tax benefits of prepaid intangible drilling costs where there was a valid business reason. Wells drilled that failed to result in the discovery of oil or natural gas were plugged and abandoned in accordance with applicable regulations. Three of the exploratory wells and two of the developmental wells drilled by the Partnership were dry holes.

Production Phase of Operations

Production operations commence when a Partnership well has been completed by installing all surface equipment necessary to control the flow of production or to shut down the well, including any required gathering and sales lines, production operations commence. The Partnership completed four producing wells during 2005, three of which are still producing oil and gas, is currently completing three other Partnership wells which are expected to be productive, and is awaiting final testing on one well. Five additional wells were dry holes and have been plugged and abandoned.

The Partnership has entered into agreements with third party marketers to sell the oil and/or natural gas produced from successful wells on a competitive basis at the best available terms and prices. Generally, the purchase contracts for the sale of oil and gas are cancelable on 30 days’ notice. In certain instances the Partnership, as a minority non-operated working interest owner, has elected to permit the operator of the well to enter into sales and marketing agreements with third party purchasers.

Historically, the oil and gas market has experienced significant price fluctuations. Prices are significantly impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not and does not expect to engage in commodity futures trading or hedging activities, or to enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk.”

The Partnership’s share of revenue from productive wells is burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs. These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations. The Partnership deducts operating expenses from the production revenue for the corresponding period.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by OREI. Such insurance, however, may not be sufficient to cover all liabilities. Each unit held by the additional general partners represents an open-ended security for unforeseen events such as blowouts, lost circulation, stuck drill pipe, etc. that may result in unanticipated additional liability materially in excess of an additional general partner’s initial investment in the Partnership.

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

Reef will notify all additional general partners of the Partnership at least 30 days prior to any material change in the amount of the Partnership’s insurance coverage. Within this 30-day period and otherwise after the expiration of one year following the closing of the offering of this Partnership, additional general partners have the right to convert their units into units of limited partnership interest by giving Reef written notice of their intent to convert. Additional general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date, effective upon the filing of an amendment to the Certificate of Limited Partnership of the Partnership. At any time during this 30-day period, upon receipt of the required written notice from the additional general partner of his intent to convert, Reef will amend the Partnership Agreement and will file the amendment with the State of Nevada prior to the effective date of the change in insurance coverage. This amendment to the Partnership Agreement will effectuate the conversion of the interest of the former additional general partner to that of a limited partner. Effecting conversion is subject to the express requirement that the conversion will not cause a termination of the Partnership for federal income tax purposes. However, even after an election of conversion, an additional general partner will continue to have unlimited liability regarding partnership activities while he was an additional general partner.

Markets

The marketing of any oil and natural gas produced by the Partnership is affected by a number of factors that are beyond the Partnership’s control and whose exact effect cannot be accurately predicted. These factors include:

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

Members of the Organization of Petroleum Exporting Countries (OPEC) establish prices and production quotas for petroleum products from time to time with the intent of reducing the global supply of crude oil and maintaining or increasing certain price levels. Reef is unable to predict what effect, if any, such actions will have on the amount of or the prices received for oil produced and sold from the Partnership’s wells.

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

Regulation

The Partnership’s operations are affected from time to time in varying degrees by domestic and foreign political developments, and by federal and state laws and regulations.

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

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef. Through December 31, 2005, OREI employed a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. On January 2, 2006, the employees of OREI were transferred to Reef Exploration, L.P. (RELP), where they will continue to administer all of the Partnership’s operations. RELP is a new affiliate formed on December 20, 2005. The Partnership reimburses OREI and RELP for direct and administrative services at cost. See “Item 11 – Executive Compensation.”

ITEM 1A.               RISK FACTORS

Oil and gas drilling is a speculative activity involving numerous risks and substantial and uncertain costs which could adversely affect the Partnership.

Drilling for oil and natural gas involves numerous risks, including the risk that no commercially productive oil and/or natural gas reserves will be discovered. There can be no assurance that wells drilled by the Partnership will be productive or recover all or any portion of the investment in such wells. Drilling and completion costs are substantial and uncertain, and drilling operations may be curtailed, delayed, or cancelled due to a variety of factors beyond our control, including shortages or delays in the availability of drilling rigs and crews, unexpected drilling conditions, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, and compliance with environmental and other governmental regulations. Our drilling activities may not be successful and, if unsuccessful, will have an adverse effect on the Partnership’s results of operations and cash flow available for distribution to the partners. Unexpected costs incurred in the drilling of certain wells may limit the total number of wells the Partnership is able to drill with the capital raised by the Partnership, thus increasing the overall risk of the Partnership’s drilling program.

Oil and natural gas prices are volatile.

The financial condition, results of operations, and the carrying value of our oil and natural gas properties depend primarily upon the prices received for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile given current world geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from oil and natural gas production. The prices for oil and natural gas are subject to a variety of factors beyond our control. These factors include:

•              the level of consumer demand for oil and natural gas;

•              the domestic and foreign supply of oil and natural gas;

•              the ability of the members of  OPEC to agree to and maintain oil price and production controls;

•              the price of foreign oil and natural gas;

•              domestic government regulations and taxes;

•              the price and availability of alternative fuel sources;

•              weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

•              market uncertainty;

•              political conditions in oil and natural gas producing regions, including the Middle East; and

•              worldwide economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, oil and natural gas prices do not necessarily move in tandem. Declines in oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, oil and gas reserves, and the carrying value of the Partnership’s oil and natural gas properties.

The Partnership, while not prohibited from engaging in commodity trading or hedging activities in an effort to reduce exposure to short-term fluctuations in the price of oil and natural gas, currently does not engage in such activities. Accordingly, the Partnership is at risk for the volatility in oil and natural gas prices, and the level of commodity prices has a significant impact upon the partnership’s results of operations.

We are subject to substantial operating risks that may adversely affect the results of operations.

There are numerous hazards involved in the drilling and operation of oil and natural gas wells, including blowouts involving possible damages to property and third parties, bodily injuries, mechanical failures, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressure, pollution, releases of toxic gas and other environmental hazards and risks. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks incident to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the additional general partners. Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient. In that case Partnership assets may have to be sold to pay personal injury and property claims and the cost of controlling blowouts or replacing damaged equipment rather than for drilling activities.

We cannot control activities on non-operated properties.

The Partnership has limited ability to exercise influence over and control the risks associated with operations on properties not operated by OREI or another affiliate of Reef. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements, or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. The success and timing of drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator’s

•              timing and amount of capital expenditures;

•              expertise and financial resources;

•              inclusion of other participants in drilling wells; and

•              use of technology

In addition, the Partnership could be held liable for the joint interest obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of the other working interest owners. Full development of prospects may be jeopardized in the event other working interest owners cannot pay their share of drilling and completion costs.

High demand for drilling contractors, field services and equipment, and the ability of suppliers to meet demand may limit our ability to drill and produce our oil and natural gas properties.

Due to current industry demands, drilling contractors, well service providers and related equipment and personnel are in short supply. This is causing escalating prices, delays in drilling and other exploration activities, and the possibility of poor services coupled with potential damage to downhole reservoirs and personnel injuries. Such pressures will likely increase the actual cost of services, extend the time to secure such services, and add costs for damages due to any accidents sustained from overuse of equipment and inexperienced personnel.

We face strong competition from larger oil and natural gas companies.

The oil and gas industry is highly competitive. Competition is encountered in all aspects of Partnership operations, including the acquisition of prospects for drilling and requisition of drilling and service contractors. Many of our competitors are larger, well-established companies with substantially larger operating staffs and greater capital resources than those of the Partnership, Reef and its affiliates. We may not be able to conduct our operations successfully, evaluate and select suitable prospects, obtain drilling and service contractors, consummate transactions, and obtain technical, managerial and other professional personnel in this highly competitive environment. Specifically, larger competitors may be able to pay more for prospects and competent personnel than the Partnership, Reef and its affiliates. In addition, such competitors may be able to expend greater resources on the existing and changing technologies that will be increasingly important to success. Such competitors may also be in a better position to secure drilling and oilfield services, as well as equipment, on a timely basis or on more favorable terms.

Oil and natural gas reserve data are estimates based upon assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

Securities and Exchange Commission (SEC) rules require the Partnership to present annual estimates of reserves. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

Reef and its affiliates have sponsored ventures in the past that have produced dry holes and abandoned wells.

Reef Global Energy Ventures is the first public drilling program sponsored by Reef as the managing general partner, and Reef Global Energy IV, L.P. is the fourth limited partnership offered under that Program. Reef and its affiliate, OREI, have sponsored 58 ventures from 1996 to the present. Among these ventures, (i) eight were dedicated almost exclusively to the purchase of interests in already producing reserves, (ii) one was dedicated primarily to the purchase of interests in already producing reserves but has the ability to use up to 20% of capital raised for development purposes, and (iii) two others were dedicated to both the purchase of interests in producing wells and the use of up to 50% of capital raised for development of proven reserves. We refer to the programs described in clauses (i) and (ii) of the preceding sentence as “income fund” ventures and to the programs described in (iii) as “income and development fund” ventures. We have also sponsored 47 drilling ventures since 1996. Together, these ventures have drilled 86 wells (73 by drilling ventures and 13 by income fund and income and development fund ventures). Of the wells drilled by Reef and its affiliates’ ventures, 36 were exploratory wells and 50 were developmental. Thirty-two of these wells were dry holes, and three wells were completed but were non-commercial. Of the 51 wells that were commercial, 31 are still owned by Reef or its affiliates’ ventures and producing, four are awaiting connection to the pipeline, seven have been plugged and abandoned, and five have been sold. Four wells are currently shut-in for evaluation. Using this data, approximately 59.3% of the wells drilled by these ventures were completed as commercially producing and 40.7% were dry holes (including the three wells that were completed but failed to become commercial producers). Approximately 8.1% of the wells drilled by our ventures were subsequently abandoned.

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

Many of the wells drilled by Reef and its affiliates since 1996 have been exploratory wells. Drilling exploratory wells involves greater risks of dry holes and loss of the partners’ investment than the drilling of developmental wells. Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production. The Partnership purchased five exploratory prospects with available capital, three of which were unsuccessful, one of which is being completed and is expected to be productive, and one awaiting final testing.

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

Extreme weather conditions may adversely affect operations and distributions.

The Partnership conducts significant operations in the Gulf of Mexico region of Louisiana and Texas. This region is susceptible to extreme weather conditions, especially those associated with hurricanes. In the event of a hurricane and related storm activity, such as windstorms, storm surges, floods and tornados, Partnership operations in the region may be adversely affected. The occurrence of a hurricane or other extreme weather may harm or delay the Partnership’s operations or distribution of revenues, if any.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2.                  PROPERTIES.

Drilling Activities and Productive Wells

The Partnership focused its drilling operations in Texas, Louisiana, and in U.S. coastal waters of the Gulf of Mexico. With the available Partnership capital, the Partnership purchased interests in thirteen prospects. Seven prospects were in Louisiana, five were in Texas, and one was located in the Gulf of Mexico off the Texas coast. The Partnership also purchased a royalty interest in a field in Louisiana with three productive wells, two of which remain productive as of the date of this report. The Partnership drilled three wells in this field, two of which were unsuccessful and one which is currently being completed. The Partnership will have a royalty interest in addition to its working interest in this well. The Partnership drilled thirteen wells on these thirteen prospects. Unsuccessful wells were drilled on three of the exploratory and two of the developmental prospects. The Partnership completed wells on four of the developmental prospects, three of which are currently productive. Completion operations were completed in March 2006 on one of the exploration wells, and are in progress on two of the developmental prospects. Testing was suspended on one of the exploratory prospects in September 2005 as a result of Hurricane Rita. The well remains shut-in because a third party operated gas plant is still undergoing repairs. Final testing of the well is expected when the plant resumes operations in April 2006. The well has no reserves classified as proved at December 31, 2005.

The Partnership offering period extended from September 21, 2004 through December 2, 2004, during which time the Partnership sold 474.972 units to outside investors. Reef purchased 25.028 units. Gross capital contributions totaled $9,924,916, and net capital contributions available for Partnership drilling and operations totaled $8,500,000, after payment of a 15% management fee to Reef on all units sold to investor partners. The Partnership began purchasing prospects and commenced drilling activities during the fourth quarter of 2004. Drilling activities continued throughout 2005 on the prospects purchased by the Partnership. The initial productive well began operations in April 2005. Drilling operations were completed by December 31, 2005 on twelve of the prospects, and these are included in the reserve information presented below. The Partnership’s final well completed drilling during the first quarter of 2006. Completion operations were finished in mid-March, and first well production is expected in April 2006.

Five of the twelve wells drilled by the Partnership were impacted by hurricanes which struck the Gulf Coast of the U.S. during August and September 2005. One of the Partnership’s productive wells incurred uninsured damages for which the Partnership’s share of repair costs totaled approximately $19,000. The well was shut-in for over four months due to damages to the well as well as damage to third party infrastructure necessary for the delivery and processing of production, and it did not resume production operations until January 2006. Testing and completion operations were delayed on four other drilled wells due to flooding and, subsequently, the availability of completion crews. One of these three wells was abandoned as unsuccessful, and completion operations are now in progress on two of the wells. First production from these two wells is expected during the second quarter of 2006. Testing operations were suspended on a fourth well, and remain suspended as a result of damages to a gas plant in the area that remains inoperative. The plant is expected to reopen in April and testing will resume at that time. At December 31, 2005 the Partnership showed no proved reserves from this well.

Proved Oil and Gas Reserves

Net proved oil and gas reserves at December 31, 2005, as prepared by a petroleum engineer employed by RELP, are summarized below. The quantities of proved oil and gas reserves discussed in this section include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. The Partnership had no proved reserves at December 31, 2004. Reserve estimates are included for the twelve prospects for which drilling operations had been completed at December 31, 2005.

December 31, 2005	Oil (BBL)	Gas (MCF)
Net proved reserves	4,537	401,480

The standardized measure of discounted future net cash flows is computed by applying the December 31, 2005 oil (NYMEX) price of $61.04 per barrel and natural gas (Henry Hub) price of $10.08 per MMBtu, adjusted by property for energy content, quality and transportation costs, current costs and a discount factor of 10 percent to proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our oil and natural gas reserves. The Partnership had no proved reserves at December 31, 2004, and therefore had no standardized measure of discounted future net cash flows at that date.

December 31, 2005
Standardized measure of discounted future net cash flows	$2,524,655

At December 31, 2005, the net capitalized costs of oil and gas properties exceeded the standardized measure of discounted future net cash flows. The Partnership recorded property impairment expense of $1.24 million during the fourth quarter, and $5.17 million during the year ended December 31, 2005, in order to write off these excess capitalized costs.

ITEM 3.	LEGAL PROCEEDINGS.

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At December 31, 2005, the Partnership had one managing general partner, 127 limited partners, and 247 additional general partners. Reef holds a total of 25.028 limited partner units and the general and limited investor partners hold 125.00 general partner units and 349.972 limited partner units. No established trading market exists for the units.

Limited and additional general partnership interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership did not repurchase any units in 2005 and 2004 and has not adopted a unit repurchase program.

Use of Proceeds

In connection with the Registration Statement filed on form S-1 (No. 333-93399) and declared effective May 31, 2001, Reef filed a post-effective amendment to the Registration Statement on behalf of the Program on September 14, 2001. On January 10, 2002 Reef filed a final prospectus and commenced the offering of units in the

Program. All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The Program filed a prospectus supplement describing Reef Global Energy IV, L.P. on September 21, 2004 and commenced offering units. Under the terms of the offering, a minimum of 50 Partnership units at a price of $20,000 per unit were required to be sold in order to form the Partnership. The Partnership offering consisted of 375 units of limited partner interest and 125 units of general partner interest. The offering period ended on December 2, 2004, at which time all 500 allowable units had been sold. Investor partners purchased 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,500,000 available for Partnership oil & gas operations. As of December 31, 2005 the Partnership had expended $7.88 million on oil and gas operations. The Partnership will utilize the remaining $0.62 million during the first half of 2006.

ITEM 6.          SELECTED FINANCIAL DATA.

The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	Year ended December 31, 2005	Period from Inception (November 10, 2004) to December 31 2004

Oil and gas sales income	$113,465	—
Interest income	54,820	13,765
Costs and expenses	(5,554,339)	54,891
Partnership net loss	(5,386,054)	(41,126)

Allocation of net loss:
Managing general partner units	(325,236)	(756)
General partner units	(1,331,873)	(10,624)
Limited partner units	(3,728,945)	(29,746)
Net loss per managing partner unit	(12,994.92)	(30.21)
Net loss per general partner unit	(10,654.98)	(85.00)
Net loss per limited partner unit	(10,654.98)	(85.00)

Total assets	3,482,185	9,163,596
Distributions to managing general partner	11,066	—
Distributions to investor partners	60,534	—
Distributions per unit	$127.45

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion will assist you in understanding the Partnership’s financial position, liquidity, and results of operations. This information should be read in conjunction with the audited financial statements and notes to financial statements contained herein. The discussion contains historical and forward-looking information.

For a discussion of risk factors that could impact the Partnership’s financial results, please see Item IA of this Report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 2 to the financial statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves. Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the year ended December 31, 2005, the Partnership recognized property impairment expense of $5,173,969. The Partnership had no property impairment expense for the period from inception (November 10, 2004) to December 31, 2004.

The estimate of proved oil and gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, is prepared by a petroleum engineer employed by RELP utilizing the period end prices and costs as promulgated by the Securities and Exchange Commission (SEC). Reserve engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and gas reserves. The Partnership utilizes a petroleum engineer employed by RELP to prepare an estimate of proved reserves, utilizing the period end prices and costs as promulgated by the SEC, which is used to determine depreciation, depletion and amortization for financial statement purposes. Reserve engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered. Depreciation, depletion and amortization expense is computed using the units-of-production method based upon this estimate of proved reserves. During the year ended December 31, 2005, the Partnership had depreciation, depletion and amortization expense totaling $230,123. During the period from inception (November 10, 2004) to December 31, 2004, the Partnership had no production of proved reserves and therefore had no depreciation, depletion, and amortization expense.

The Partnership follows Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” for all productive oil and gas wells drilled by the Partnership. This statement requires the

Partnership to estimate the fair value of asset retirement obligations (dismantlement and abandonment of oil and gas wells and site restoration) in the period in which the asset is placed in service. The liability recognized is offset by a corresponding increase in the carrying value of the asset. Each period the liability is accreted to its net present value with a corresponding charge to accretion expense, and the additional asset cost is amortized using the units-of-production method. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded. During the year ended December 31, 2005, the Partnership recognized $85,037 of asset retirement obligation and additional capitalized cost in connection with successful wells drilled by the Partnership. At December 31, 2004 the Partnership had no successful wells and therefore recognized no asset retirement obligation for the period from inception (November 10, 2004) to December 31, 2004.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership will utilize the sales method of accounting for recording gas imbalances. Under this method, the Partnership will record as revenue all gas delivered for its account. Any significant over or under balanced gas positions will be disclosed in the financial statements. As of December 31, 2005, the Partnership had no gas imbalance positions.

Liquidity and Capital Resources

The Partnership was initially funded with gross capital contributions of $9,924,416. Reef contributed a total of $425,475, and investor partners purchased 125 general partner units for $2,500,000 and 349.972 limited partner units for $6,999,441. Syndication and organization costs of $1,424,916 were incurred leaving available cash of $8,500,000 for Partnership activities. The Partnership was formed on November 10, 2004 and the last partner was admitted to the Partnership on December 2, 2004, which was the date the offering of the Partnership units ended. As of December 31, 2005, the Partnership has also received $63,893 in additional capital contributions from Reef representing its obligation to pay for 1% of all leasehold, drilling, and completion costs, and has received $68,585 in interest income from the investment of partner capital contributions, resulting in total funds available of approximately $8.63 million. These funds are the sole funds available to the Partnership for prospect acquisition, drilling and completion of wells, and operational expenses during the drilling phase of operations.

The Partnership purchased interests in thirteen prospects upon which thirteen wells have been drilled. The Partnership expects to fully expend its available funds on these thirteen prospects prior to June 30, 2006. As of December 31, 2005 the Partnership has expended approximately $7.87 million of these funds, and has an additional $0.27 million of property cost in accounts payable. The Partnership had expended approximately $3.08 million in connection with the five unsuccessful wells drilled, approximately $2.11 million on the four wells completed as productive wells in 2005, $0.52 million on the purchase of a royalty interest in a field in Louisiana, approximately $1.15 million on the three wells to be completed during 2006, approximately $0.90 million on the well where testing is currently suspended, and $0.11 million in general and administrative expenses. Drilling on the final prospect purchased by the Partnership was completed during the first quarter of 2006, and completions operations on this well and two other wells are expected to be completed before June 30, 2006.

The Partnership had working capital of $499,884 at December 31, 2005, from which to pay additional drilling and operations costs.

The Partnership Agreement allows for the assessment of up to $20,000 per unit for subsequent operations deemed necessary to fully develop any of the initial Partnership prospects. The Partnership currently has no plans for subsequent operations or additional partner assessments.

Results of Operations

The initial Partnership well began production operations in April 2005. During the year ended December 31,

2005, the Partnership recorded a net loss of $5,386,054, compared to a net loss of $41,126 for the period from inception (November 10, 2004) to December 31, 2004. The Partnership had no substantive oil and gas operations during the period from inception (November 10, 2004) to December 31, 2004 that would provide any meaningful comparisons between 2005 and 2004 operations. The $41,126 loss in 2004 was incurred primarily as a result of $50,000 in organizational costs incurred in connection with the formation of the Partnership which were expensed.

The loss incurred for 2005 was primarily due to the fact that five of the wells drilled by the Partnership, at a cost of $3.08 million, proved to be unsuccessful and were abandoned. In addition, funds spent to drill all other wells, and to purchase reserves exceeded the year end standardized measure of discounted future net cash flows from those discovered and purchased reserves by an additional $2.09 million, resulting in total property impairment of $5.17 million.

Partnership operations during 2005 were significantly impacted by hurricanes which struck the Gulf Coast during August and September 2005. Two Partnership wells had completion operations suspended for several months and will not be productive until sometime during the 2nd quarter of 2006. Another partnership well which began operations in August was subsequently shut-in and damaged by Hurricane Rita in September, and did not produce during the fourth quarter of 2005. The final Partnership well which completed drilling operations during the first quarter of 2006 is still unable to produce because a gas plant in the area has still not reopened as a result of hurricane related damages. The Partnership believes it will be May or June 2006 before all productive wells are selling oil and gas simultaneously.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements at December 31, 2005.

For a discussion of risk factors that could impact the Partnership’s financial results, please see Item IA of this Report on Form 10-K.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Partnership currently has no borrowings. The partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. The Partnership is permitted to borrow monies or assess partners for developmental activities on the prospects it has drilled, however, at this time the Partnership has no plans to conduct additional activities on any of these prospects. The Partnership is subject to interest rate risk solely to the extent that changes in interest rates affect general economic conditions.

Commodity Price Risk

The Partnership has not and does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Partnership’s financial statements and supplementary data are set forth in a separate section to this Report, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. At December 31, 2005, Reef’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no significant changes in Reef’s internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Partnership has no directors or executive officers; it is managed by Reef Oil & Gas Partners, L.P.

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	48	Manager of Reef Oil & Gas Partners, GP, LLC; Chief Executive Officer of RELP
Kellam Colquitt	58	Chief Operating Officer of RELP
H. Walt Dunagin	48	Executive Vice President—Land Manager of RELP
Laura S. Klein	46	Drilling Engineering Manager of RELP
John M. Dees	52	Vice President—Operations and Engineering of RELP
Daniel C. Sibley	54	Chief Financial Officer of Reef and RELP
David M. Tierney	53	Controller—Reef Global Energy Ventures

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, as well as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served as the Chief Executive Officer of RELP since January 2, 2006 and has served in the same position with its predecessor entity, OREI, since 1987. Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and gas business in 1976 when he joined Tenneco Oil & Gas Company. Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

Kellam Colquitt joined RELP as Chief Operating officer on February 14, 2006. Mr. Colquitt has over thirty-five years of experience in the oil and gas industry. He is a 1971 graduate of Texas A&M University with a degree in geology. Prior to joining RELP, Mr. Colquitt served as Vice President-Exploration of Vintage Petroleum, Inc. in Tulsa Oklahoma from 2001-2006. He also served as the General Manager-Exploration of Vintage Petroleum, Inc. from 2000-2001. Prior to that, Mr. Colquitt was employed from 1995-2000, first as Vice President-International Exploration Western Hemisphere and later as Vice President-U.S. Operations for Ranger Oil Limited. He is a member of the American Association of Petroleum Geologists, the Houston Petroleum Club, the Tulsa Geological Society, and the Houston Geological Society.

H. Walt Dunagin is Executive Vice President—Land Manager of RELP. He has held this position with RELP since January 2, 2006 and has served in the same position with its predecessor entity, OREI, since 1990. He is a 1979 graduate of the University of Mississippi. Mr. Dunagin began his career doing independent land work for Exxon Co. U.S.A. Since that time he has performed land work in Alabama, Mississippi, Louisiana, North Dakota, Montana, Oklahoma and Texas. For six years prior to joining OREI, he was directly involved in the sale of producing properties for Mobil, Texaco, Oryx Energy and American Exploration Company. He has been a Certified Professional Landman since 1986 and is a member of the American Association of Petroleum Landmen, Dallas Association of Petroleum Landmen and the International Association of Petroleum Negotiators.

Laura S. Klein is Drilling Engineering Manager of RELP. She has held this position with RELP since January 2, 2006 and has served in the same position with its predecessor entity, OREI, since 2000. She is a 1981 graduate of the Colorado School of Mines with a Bachelor’s degree in Petroleum Engineering. Since receiving her degree, Ms. Klein has accumulated 25 years of experience as a drilling/completion engineer and as a worldwide rig operations supervisor. From 1996 until joining OREI, she held the position of Senior Staff Drilling Engineer with Mobil’s International Drilling Services Unit and oversaw projects in Russia, China, Italy and the North Sea. Ms. Klein also managed recruiting and training for Mobil’s worldwide drilling organization. Ms. Klein’s professional affiliations include the Society of Petroleum Engineers, the American Association of Drilling Engineers and the American Society of Training and Development.

John M. Dees, PE is Vice President-Operations and Engineering of RELP. From 1994 to 2004, Mr. Dees served as a petroleum engineering consultant with Dees Well Completions. Mr. Dees has over 30 years of industry experience. Mr. Dees has conducted well completion engineering and production operations for RELP since January 2, 2006, and has been with RELP’s predecessor entity, OREI, since 2003, when he joined it in a consulting capacity. He holds a Bachelor of Science degree in Chemistry from Southwestern Oklahoma State University and a Masters in Petroleum Engineering from the University of Oklahoma. Prior to consulting for Reef, Mr. Dees worked for Halliburton Services in fracturing fluids, fracturing research engineering, and field operations engineering, as well as for numerous oil and gas companies, including Getty Oil, Sun E&P, and Oryx Energy. Mr. Dees has published several peer-reviewed technical papers and was the inventor of several U.S. and international patents on extreme overbalancing perforating stimulation and resin formation sand control. Mr. Dees is a member of the American Chemical Society and the Society of Petroleum Engineers.

Daniel C. Sibley became Chief Financial Officer of Reef in December 1999. He has served in the same position for RELP since January 2, 2006 and has served in this position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a CPA tax accountant with Grant Thornton from 1977 to 1980. From 1980 to 1998, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

David M. Tierney has been employed by RELP since January 2, 2006 and has been with its predecessor entity, OREI, since March 2001. Mr. Tierney is the Controller of the Reef Global Energy Ventures partnerships. Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration (MBA) from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

Audit Committee and Nominating Committee

Because the Partnership has no directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Partnership has no employees, it does not have a code of ethics. Employees of the Partnership’s managing general partner, Reef, must comply with Reef’s Code of Ethics, a copy of which will be provided to investor partners, without charge, upon request made to Reef Oil and Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080, Attention: Daniel C. Sibley.

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

Reef’s “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, nor the 1% interest Reef has as the result of its payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs. Reef has purchased 5.01% of the Partnership’s units. Reef received a 10% interest as managing general partner of the Partnership and a 1% interest as a result of Reef’s payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs for a total of an 11% interest. This 11% interest is not represented by partnership units. Reef has a total interest in the Partnership of 15.45%.

Reef received a management fee of $1,424,916, which is 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef paid all of the Partnership’s organization and offering costs, including sales commissions. The Partnership recorded $1,374,916 of this payment as syndication costs, and $50,000 as organization costs in the December 31, 2004 financial statements

Reef will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. Reimbursable costs incurred by Reef for the year ended December 31,

2005 and the period from inception (November 10, 2004) to December 31, 2004 were $18,143 and $18,549, respectively, primarily for technical and administrative personnel.

Operators fees are payable to OREI on the nine prospects where OREI serves as operator. OREI receives fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well. During the year ended December 31, 2005 and the period from inception (November 10, 2004) to December 31, 2004, the Partnership paid OREI $26,182 and $752 in operator fees on drilling wells and $1,772 and $0 in operator fees on producing wells operated by OREI. Three of the five unsuccessful wells and six of the additional wells are operated by OREI.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 2006 concerning all persons known by Reef to own beneficially more than 5% of the Partnership’s units. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the shares beneficially owned.

Reef has calculated the percentages of units beneficially owned based upon 500 Partnership units outstanding at March 31, 2006.

	Units beneficially owned
Person or group	Number	Percent
Reef Oil & Gas Partners, L.P. (1)	25.028	5.01%

(1)   Reef Oil & Gas Partners, L.P.’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reef is the managing general partner of the Partnership. Along with its affiliates, Reef has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership. See Item 11. – Executive Compensation.

In addition, the Partnership paid $314,380 to Reef as reimbursement for its pro-rata share of actual consulting fees paid by Reef, and purchased two properties from Reef for approximately $2,000.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Partnership reached minimum subscription levels on October 28, 2004 and was formed November 10, 2004. The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

	2005	2004
Audit fees	$55,254	$35,000
Tax compliance fees	$2,000	$1,700

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statement of Operations

Statement of Partnership Equity

Statement of Cash Flows

Notes to Financial Statements

2.             Financial Statement Schedules

None

3.             Exhibits.

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index in this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 17, 2006	REEF GLOBAL ENERGY IV, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

		By:	/s/ Michael J. Mauceli
Michael J. Mauceli

Manager (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. MAUCELI	Manager and Member of the general partner of Reef	April 17, 2006
Michael J. Mauceli	Oil & Gas Partners, L.P. (Principal Executive Officer)

/s/ DANIEL C. SIBLEY	Chief Financial Officer (Principal Financial Officer	April 17, 2006
Daniel C. Sibley	and Principal Accounting Officer)

Financial Statements

Reef Global Energy IV, L.P.

For the Year Ended December 31, 2005 and the Period from Inception

(November 10, 2004) to December 31, 2004

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy IV, L.P.

We have audited the accompanying balance sheets of Reef Global Energy IV, L.P. as of December 31, 2005 and 2004, and the related statements of operations, partnership equity, and cash flows for the year ended December 31, 2005 and for the period from inception (November 10, 2004) to December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy IV, L.P. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from inception (November 10, 2004) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Dallas, Texas

March 10, 2006

Reef Global Energy IV, L.P.

Balance Sheets

December 31,	2005	2004

Assets

Current assets:
Cash and cash equivalents	$757,983	$5,002,892
Accounts receivable from affiliates	10,446	425,475
Accrued interest receivable	356	305
Total current assets	768,785	5,428,672

Property and Equipment:
Oil and gas properties, full cost method of accounting	7,928,747	—
Drilling in progress	188,745	815,519
Prepaid drilling costs	—	2,919,405
Accumulated depreciation and depletion	(5,404,092)	—
Net property and equipment	2,713,400	3,734,924

Total assets	$3,482,185	$9,163,596

Liabilities and Partners’ Equity

Current liabilities:
Accounts payable	$32,908	$1,106
Accounts payable to affiliates	235,993	653,616
Total current liabilities	268,901	654,722

Non-current liabilities:
Asset retirement obligation	87,725	—

Partners’ Equity
General partners	779,731	2,127,535
Limited partners	2,183,072	5,956,620
Managing general partner	162,756	424,719
Partners’ equity	3,125,559	8,508,874

Total liabilities and partners’ equity	$3,482,185	$9,163,596

See accompanying notes to financial statements.

Reef Global Energy IV, L.P.

Statements of Operations

	2005	Period from Inception (November 10, 2004) to December 31, 2004

Revenues:
Oil and gas sales	$113,465	$—
Interest income	54,820	13,765
Total revenues	168,285	13,765

Costs and expenses:
Lease operating expenses	36,583	—
Production taxes	3,024	—
General and administrative expenses	107,952	4,891
Organization expenses	—	50,000
Accretion of asset retirement obligation	2,688	—
Depreciation and depletion	5,404,092	—
Total costs and expenses	5,554,339	54,891

Net loss	$(5,386,054)	$(41,126)

Net loss per general partner unit	$(10,654.98)	$(85.00)

Net loss per limited partner unit	$(10,654.98)	$(85.00)

Net loss per managing general partner unit	$(12,994.92)	$(30.21)

See accompanying notes to financial statements.

Reef Global Energy IV, L.P.

Statements of Partnership Equity

For the Year Ended December 31, 2005 and the Period from

Inception (November 10, 2004) to December 31, 2004

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Partner contributions, net of syndication costs	125.000	$2,138,159	349.972	$5,986,366	25.028	$425,475	500.000	$8,550,000
Net loss	—	(10,624)	—	(29,746)		(756)	—	(41,126)
Balance at December 31, 2004	125.000	2,127,535	349.972	5,956,620	25.028	424,719	500.000	8,508,874

Partner contributions, net of syndication costs	—	—	—	—	—	74,339	—	74,339
Partner distributions	—	(15,931)	—	(44,603)	—	(11,066)	—	(71,600)
Net loss	—	(1,331,873)	—	(3,728,945)	—	(325,236)	—	(5,386,054)
Balance at December 31, 2005	125.000	$779,731	349.972	$2,183,072	25.028	$162,756	500.000	$3,125,559

See accompanying notes to financial statements.

Reef Global Energy IV, L.P.

Statements of Cash Flows

	2005	Period from Inception (November 10, 2004) to December 31, 2004

Operating Activities
Net loss	$(5,386,054)	$(41,126)
Adjustments for non-cash transactions:
Depreciation and depletion	230,123	—
Property impairment	5,173,969	—
Accretion of asset retirement obligation	2,688	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(51)	(305)
Accounts payable	14,790	1,106
Accounts payable to affiliates	5,862	4,712
Net cash provided by (used in) operating activities	41,327	(35,613)

Investing Activities
Property acquisition and development	(4,704,004)	(3,086,020)
Net cash used in investing activities	(4,704,004)	(3,086,020)

Financing Activities
Partner capital contributions	489,368	9,499,441
Syndication costs	—	(1,374,916)
Partner distributions	(71,600)	—
Net cash provided by financing activities	417,768	8,124,525

Net increase (decrease) in cash and cash equivalents	(4,244,909)	5,002,892
Cash and cash equivalents at beginning of period	5,002,892	—
Cash and cash equivalents at end of period	$757,983	$5,002,892

Supplemental disclosure of non-cash investing transactions:
Additions to property included in accounts payable	$17,012	$—
Additions to property included in accounts payable to affiliates	$225,419	$648,904
Additions to property and asset retirement obligation	$85,037	$—
Supplemental disclosure of non-cash financing transactions:
Partner capital contributions included in receivables from affiliates	$10,446	$425,475

See accompanying notes to financial statements.

1. Organization and Basis of Presentation

Reef Global Energy IV, L.P. (the Partnership) is the fourth in a series of five Nevada limited partnerships comprising a program called Reef Global Energy Ventures (the Program), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the SEC) on May 31, 2001. In order to be formed, each partnership is required to sell a minimum of 50 partnership units at $20,000 per unit, including units purchased by the managing general partner. A maximum of 500 units will be sold in each partnership, consisting of a maximum of 375 limited partner units and a maximum of 125 general partner units. Investor funds are held in escrow and are subject to reimbursement with interest if the minimum number of units is not sold. The Program filed a prospectus supplement with the SEC on September 21, 2004 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on November 10, 2004. The Partnership offering closed December 2, 2004, with sales to outside investors totaling 125 general partner units and 349.972 limited partner units.

The Partnership is a Nevada limited partnership formed under the Nevada Revised Limited Partnership Act. Reef Oil & Gas Partners, L.P. (Reef) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (investor partners). The Partnership has acquired leases and drilled oil and gas wells in Texas, Louisiana, and in U.S. coastal waters in the Gulf of Mexico. The Partnership purchased a non-operating working interest in eight developmental and five exploratory prospects. The Partnership also purchased a royalty interest in three producing wells in Louisiana, two of which are currently productive. The Partnership has drilled four successful wells, three of which are still productive, five dry holes, and has four wells in various stages of completion and testing.

During the year following completion of the drilling phase of the Partnership, all additional general partner units purchased by investors will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, participation in distributions, profits, losses, costs and revenues is as follows:

Item:	Managing General Partner	Investor Partners
Revenues	15.45%	84.55%
Operating costs	15.45%	84.55%
Direct and administrative costs	15.45%	84.55%
Organization costs	0%	100.00%
Leasehold, drilling, and completion costs	5.95%	94.05%
Cash distributions	15.45%	84.55%

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

The Partnership has not engaged in commodity futures trading or hedging activities and has not entered into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Organization and Syndication Costs

Organization and syndication costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 were expensed in the 2004 financial statements.

Syndication costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $1,374,916 in 2004, were recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves. Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the year ended December 31, 2005, the Partnership recognized property impairment expense of $5,173,969. The Partnership held no productive oil and gas assets at December 31, 2004 and recognized no property impairment for the period from inception (November 10, 2004) to December 31, 2004.

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted values unless the timing of cash payments for the liability or component is fixed or reliably determinable.

Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date.

The following table summarizes the Partnership’s asset retirement obligation for the year ended December 31, 2005 and the period from inception (November 10, 2004) to December 31, 2004.

	2005	2004
Beginning asset retirement obligation	$—	$—
Additions related to new properties	85,037	—
Accretion expense	2,688	—
Ending asset retirement obligation	$87,725	$—

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of oil and gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership utilizes the sales method of accounting for recording imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions are recorded in the financial statements. As of December 31, 2005 and 2004, the Partnership had no gas imbalance positions.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

At December 31, 2005, the tax basis of the Partnership’s assets exceeds the book basis of the assets by approximately $0.4 million at December 31, 2005, primarily due to the difference between property impairment costs deducted for book purposes and intangible drilling costs deducted for income tax purposes.

3. Transactions with Affiliates

The Partnership has no employees. OREI, Inc. (formerly known as Reef Exploration, Inc.), (OREI), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses OREI for direct and administrative services at cost. During the year ended December 31, 2005, the Partnership incurred technical services and administrative costs totaling $18,143. Of this amount, $7,295 represented technical services capitalized as project costs, and $10,848 represented administrative costs included as general and administrative expenses. During the period from inception (November 10, 2004) through December 31, 2004, the Partnership incurred technical services and administrative costs totaling $18,549. Of this amount, $15,740 represented technical services capitalized as project costs, and $2,809 represented administrative costs included as general and administrative expenses.

The Partnership has receivables from Reef totaling $10,446 and $425,475 at December 31, 2005 and 2004, respectively. The $10,446 balance due at December 31, 2005 consists of the 1% of leasehold, drilling and completion costs which Reef is required to pay in addition to the 4.95% of these costs it pays related to its ownership of units. The $425,475 due at December 31, 2004 represents the purchase price to Reef for the purchase of 25.027956 Partnership units. Reef paid these balances in full during the first quarter of the subsequent year.

Accounts payable to affiliates totaled $235,993 and $653,616 at December 31, 2005 and 2004, respectively. The December 31, 2005 balance includes $230,347 due OREI for technical and administrative services provided by OREI and for joint interest billings on properties operated by OREI. The balance also includes $5,166 due Reef for reimbursement of third party invoices paid by Reef. The December 31, 2004 balance includes $314,380 due Reef for the Challenger Fee described below and $40,553 due Reef for the unpaid portion of the 15% management fee due at December 31, 2004 for organization and syndication costs, including sales commissions (see note 7), as well as reimbursement for property acquisition costs paid by Reef. The balance also includes $298,683 due OREI for technical and administrative services provided by OREI and for joint interest billings on properties operated by OREI. All payables to affiliates at December 31, 2005 and 2004 were paid in full during the first quarter of the subsequent year.

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

The Partnership acquired two properties from Reef in 2004, at cost, for approximately $2,000. Properties transferred to the Partnership from Reef are transferred at Reef’s cost,

unless Reef has reason to believe that cost is materially higher than the current fair market value, in which case the properties are transferred to the Partnership at their fair market value.

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

Prospects approved for acquisition by Reef under the CMI Agreements are assigned to this Partnership as well as other limited partnerships formed as part of the Program. Each partnership formed as a part of the Program pays Reef a single payment as reimbursement, on a pro rata basis, of the fees paid by Reef to CMI under the CMI agreements. This payment is based upon total Partnership capital contributions. The amount of the fees reimbursed to Reef by this Partnership, based upon total capital contributions, is $314,380, and was paid in January 2005. There are no additional amounts to be reimbursed by this Partnership under these agreements. This amount has been capitalized as geological and geophysical costs as of December 31, 2004 in accordance with the full cost method of accounting for oil and gas properties, and is included in accounts payable to affiliates as of December 31, 2004.

4. Prepaid Drilling Costs

At December 31, 2004, the Partnership had prepaid $2,919,405 in connection with intangible drilling costs to be incurred on wells which began drilling operations during the first quarter of 2005 in which the Partnership had a working interest.

5. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During 2005, one marketer and one operator purchased all of the Partnership’s products and accounted for 75.6% and 24.4% of the Partnership’s oil and gas revenues, respectively. As of December 31, 2004, the Partnership had no oil and gas production and, therefore, had no customers. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

7. Partnership Equity

Sales of Partnership units began on September 21, 2004. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 50 units. The Partnership was formed on November 10, 2004, and the sale of Partnership units was closed on December 2, 2004 when all 500 Partnership units were sold. The Partnership raised $9,499,441 from the sale of 474.972044 Partnership units to investor partners. Reef purchased the remaining 25.027956 units (5.01%) for $425,475. The units purchased by Reef were paid for in January 2005. Reef also contributes 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. In connection with this obligation, Reef paid $63,893 during the year ended December 31, 2005.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for Partnership organization and syndication costs, including sales commissions. These costs totaled $1,424,916, leaving net capital contributions of $8,500,000 available for Partnership oil and gas activities. Of the $1,424,916, syndication costs were $1,374,916 and organization costs were $50,000.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the year ended December 31, 2005 and the period from inception (November 10, 2004) to December 31, 2004 is detailed below:

		Year ended December		Period from inception (November 10, 2004) to December 31, 2004
Type of Unit	Number of Units	31, 2005		Net (loss)	Net (loss) per unit
			Net loss
		Net loss	per unit

Managing general partner units	25.028	$(325,236)	$(12,994.92)	$(756)	$(30.21)
General partner units	125.000	(1,331,873)	(10,654.98)	(10,624)	(85.00)
Limited partner units	349.972	(3,728,945)	(10,654.98)	(29,746)	(85.00)
Total	500.000	$(5,386,054)		$(41,126)

8. Partnership Projects

At December 31, 2005, the Partnership has five exploratory and eight developmental projects. In addition, the Partnership purchased a royalty interest in three productive wells, two of which are producing at December 31, 2005. Twelve of the thirteen projects completed drilling during 2005, and the final project completed drilling during the first quarter of 2006. The Partnership has drilled four productive wells, three of which are still producing at December 31, 2005, five dry holes, and four wells which are in various stages of completion and testing.

OREI has been named operator of nine of the thirteen wells in which the Partnership has participated. Two of the wells operated by OREI were successful, three were dry holes, and four are in various stages of completion and testing. Other partnerships in the Program also own working interests in all of the wells. In certain instances, private drilling partnerships managed by Reef also own interests in these wells.

One of the Partnership’s successful wells and three of the wells which are in various stages of testing and completion had operations which were disrupted by hurricanes which struck the Gulf Coast of the United States in August and September 2005. The Partnership incurred uninsured repair costs of approximately $19,000 during 2005 in connection with the successful well. The well was shut-in for the period from September 22, 2005 thru January 27, 2006 due to location flooding and the time required for Reef and pipeline operators in the area to repair damages sustained as a result of the hurricanes. Completion operations were suspended on two of the drilled wells as a result of location flooding and, subsequently, the availability of suitable completion rigs. Operations have resumed on these two locations during the first quarter of 2006. Testing of one additional well has been suspended because a gas plant in the area has been shut-down since late September 2005. Testing will resume when the plant reopens in April 2006.

9. Subsequent Events

On December 20, 2005, an affiliate of Reef, Reef Exploration, L.P. (RELP), was formed to engage in the business of developing, exploiting, and producing oil and gas properties, and, in some cases, to serve as operator for the wells drilled by partnerships formed under the Program. It is expected that during 2006 RELP will assume operations of the wells currently operated by OREI.

10. Supplemental Information on Oil & Gas Exploration and Production Activities (Unaudited)

Capitalized Costs

The capitalized costs of oil and gas properties are as follows:

December 31,	2005	2004

Oil and gas properties:
Leasehold costs	$1,354,736	$44,983
Producing oil & gas assets	6,574,483	—
Drilling in progress	188,273	3,689,941
Total oil and gas properties	$8,117,492	$3,734,924
Accumulated depreciation and depletion	(5,404,092)	—
Net oil and gas property	2,713,400	3,734,924

Costs Incurred

Costs incurred in property acquisition, exploration, development, and production activities consisted of the following:

	2005	Period from inception (November 10, 2004) to December 31, 2004

Oil and gas properties:
Property acquisition of proved reserves	$523,554	$—
Exploration costs	1,998,052	1,062,526
Development costs	1,775,925	2,672,398
Asset retirement obligation	85,037	—
Production costs	39,607	—
Total costs incurred	$4,422,175	$3,734,924

Results of Operations

The following table summarizes for the periods indicated total revenues and costs, net sales volumes of oil (including condensate) and natural gas, the average price received per barrel (BBL) of oil sold, the average price received per thousand cubic feet (MCF) of natural gas sold and the production costs per barrel of oil equivalent (BOE), using a conversion rate of 6 MCF per barrel of oil.

	2005	Period from inception (November 10, 2004) to December 31, 2004

Oil and gas properties:
Oil sales	$12,144	$—
Gas sales	101,321
Production costs	(39,607)	—
Depreciation and depletion	(5,550,273)	—
Accretion of asset retirement obligation	(2,688)	—
Results of producing activities	$(5,479,103)	$—

Oil BBL sold	212	—
Gas MCF sold	11,019	—
Average sales price per BBL sold	$57.28	$—
Average sales price per MCF sold	$9.20	$—
Production cost per BOE	$19.34	$—

Oil and Gas Reserves

The following information describes changes during the years and balances of proved oil and gas reserves at December 31, 2005. The Partnership had no crude oil and natural gas reserves at December 31, 2004. The definitions used are in accordance with applicable Securities and Exchange Commission regulations.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based upon future conditions. The estimate for 2005 utilizes the December 31 oil (NYMEX) price of $61.04 per barrel and natural gas (Henry Hub) price of $10.08 per MMBtu, adjusted by property for energy content, quality and transportation costs. Additional development costs required to recover these proved reserves are estimated at approximately $146,000 as of December 31, 2005. All of the Partnership’s reserves are located in the United States.

The reserves in the following table are reserves owned by the Partnership. The reserves stated below include royalty interests and exclude quantities due others.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved developed reserves for properties owned by the Partnership:
Reserves at December 31, 2004	—	—	—
Purchases of reserves in place	19	3,801	653
New discoveries	4,730	408,698	72,846
Production	(212)	(11,019)	(2,049)
Reserves at December 31, 2005	4,537	401,480	71,450

(1)     Oil includes both oil and natural gas liquids

(2)     BOE (barrels of oil equivalent) is calculated by converting 6 MCF of natural gas to 1 BBL of oil. A BBL (barrel) of oil is one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

Standardized Measure of Discounted Cash Flows

As required by the FASB, the standardized measure of discounted future net cash flows is computed by applying year-end prices, costs and legislated tax rates and a discount factor of 10 percent to net proved reserves.

December 31,	2005	2004
Oil and gas properties owned by the Partnership:
Future cash inflows from sales of oil and gas	$4,561,530	$—
Future production costs	(931,286)	—
Asset retirement obligations	(150,422)	—
Future development costs	(146,180)	—
Future net cash flows	3,333,642	—
Effect of discounting net cash flows at 10%	(808,987)	—
Discounted future net cash flows	$2,524,655	$—

Changes in Standardized Measure of Discounted Future Net Cash flows Relating to Proved Oil and Gas Reserves

December 31,	2005	2004
Oil and gas properties owned by the Partnership:
Standardized measure at beginning of year	$—	$—
Purchase of minerals in place	29,798	—
Extensions and discoveries	2,566,027	—
Sales net of production costs	(71,170)	—
Net increase (decrease)	2,524,655	—
Standardized measure at end of year	$2,524,655	$—

EXHIBIT INDEX

3.1           Form of Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to Form S-1, SEC File No. 333-93399, as filed with the SEC on September 14, 2001).

10.1         Letter Agreement, dated November 7, 2001, by and between Reef Partners LLC and Challenger Minerals Inc. (incorporated by reference to Exhibit 10.2 of the Report on Form 10-K of Reef Global Energy Ventures as filed with the SEC on March 5, 2002).

31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.