Form 10-Q
period 2006-03-31
Reef Global Energy IV, L.P.
filed 2006-05-30
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐                                                                                                             Accelerated filer ☐                                                                                          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

As of May 26, 2006, the registrant had 25.028 units held by the managing general partner, 125.000 units of additional general partner interest and 349.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$344,383	$757,983
Accounts receivable from affiliates	10,223	10,446
Accrued interest receivable	356	356
Total current assets	354,962	768,785

Property and equipment:
Oil and gas properties, full cost method of accounting	8,331,319	7,928,747
Drilling in progress	—	188,745
Accumulated depreciation and depletion	(7,654,511)	(5,404,092)
Net property and equipment	676,808	2,713,400

Total assets	$1,031,770	$3,482,185

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$—	$32,908
Accounts payable to affiliates	52,554	235,993
Total current liabilities	52,554	268,901

Non-current liabilities:
Asset retirement obligation	90,307	87,725

Partners’ equity:
General partners	225,402	779,731
Limited partners	631,074	2,183,072
Managing general partner	32,433	162,756
Total partners’ equity	888,909	3,125,559

Total liabilities and partners’ equity	$1,031,770	$3,482,185

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Operations

	Three months ended March 31,
	(unaudited)
	2006	2005
Revenues:
Oil and gas income	$71,777	$8,217
Interest income	3,458	15,701
Total revenues	75,235	23,918

Costs and expenses:
Lease operating expenses	13,195	51
Production taxes	1,989	286
General and administrative	24,999	49,270
Accretion of asset retirement obligation	1,409	—
Depreciation, depletion and amortization	2,250,419	3,057
Total costs and expenses	2,292,011	52,664

Net loss	$(2,216,776)	$(28,746)

Net loss per general partner unit	$(4,395.47)	$(48.09)
Net loss per limited partner unit	$(4,395.47)	$(48.09)
Net loss per managing general partner unit	$(5,156.19)	$(235.97)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Cash Flows

	Three months ended March 31,
	(unaudited)
	2006	2005
Operating Activities
Net loss	$(2,216,776)	$(28,746)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	2,250,419	3,057
Accretion of asset retirement obligation	1,409	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	(7,626)
Accounts receivable from affiliates	(8,097)	—
Accounts payable	(15,896)	41,750
Accounts payable to affiliates	(6,507)	6,396
Net cash provided by operating activities	4,552	14,831

Investing Activities
Property acquisition and development	(406,598)	(1,369,902)
Net cash used in investing activities	(406,598)	(1,369,902)

Financing Activities
Partner capital contributions	10,446	433,631
Syndication costs	—	(13,600)
Distributions to partners	(22,000)
Net cash provided by (used in) financing activities	(11,554)	420,031

Net decrease in cash and cash equivalents	(413,600)	(935,040)
Cash and cash equivalents at December 31	757,983	5,002,892
Cash and cash equivalents at March 31	$344,383	$4,067,852

Non-cash investing transactions:
Increase in property additions included in accounts payable	$—	$662
Increase in property additions included in accounts payable to affiliates	$48,487	$764,342
Additions to property and asset retirement obligation	$1,173	$38,790
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$2,126	—

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2006

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy IV, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2006. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2005 (the 2005 10-K).

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves. Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three month period ended March 31, 2006, the Partnership recognized property impairment expense of $2,152,679.

Asset Retirement Obligations

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

The following table summarizes the Partnership’s asset retirement obligation for the three months ended March 31, 2006 and the year ended December 31, 2005.

	Three months ended March 31, 2006	2005
Beginning asset retirement obligation	$87,725	$—
Additions related to new properties	1,173	85,037
Accretion expense	1,409	2,688
Ending asset retirement obligation	$90,307	$87,725

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three months ended March 31, 2006, the Partnership incurred $4,067 of administrative costs.

RELP processes revenues and joint interest billings on behalf of the Partnership. At March 31, 2006, the accounts payable to affiliates included $4,067 for first quarter administrative costs provided by RELP personnel, and $48,487 representing joint interest invoices for drilling and operating costs, net of revenues, paid by RELP. The Partnership settles its balances with RELP on a quarterly basis.

Reef Oil & Gas Partners, L.P. (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to purchasing 5% of the Partnership units. During the first quarter of 2006, this 1% obligation totaled $2,126, which is shown as a receivable from affiliates. In addition, Reef also owes the Partnership $8,097 representing net revenues processed by Reef on behalf of the Partnership. The Partnership settles its balances with Reef on a quarterly basis.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three months ended March 31, 2006 is detailed below:

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(129,049)	$(5,156.19)
General partner units	125.000	(549,434)	(4,395.47)
Limited partner units	349.972	(1,538,293)	(4,395.47)
Total	500.000	$(2,216,776)

5. Subsequent Events

At year end, the Partnership had one productive well and three drilled wells which had operations disrupted by hurricanes which struck the Gulf Coast of the United States in August and September 2005. The productive well was repaired at a cost of approximately $19,000 and returned to production in January 2006. Completion operations have resumed on two of the other wells, and they are expected to begin production in late May and early June, respectively. Testing operations have resumed on the third well.

The Partnership’s final well was drilling at December 31, 2005. Drilling and completion operations were finished during the first quarter of 2006. The well began production operations in May.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Partnership’s financial position, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the related notes thereto, included in the 2005 10-K.

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

Reef believes that it is important to communicate its future expectations to the partners. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the Program’s prospectus and prospectus supplement dated September 21, 2004. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements. All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Reef Global Energy IV, L.P. is a Nevada limited partnership formed to explore, develop, acquire and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. While the majority of the Partnership’s proceeds have been used to purchase thirteen prospects upon which the Partnership has conducted drilling operations, a small portion of capital has been used to purchase existing reserves.

The Partnership operates solely in the United States. OREI, Inc., an affiliate of the managing general partner, has expertise and has drilled and operated wells primarily in Texas and Louisiana since its inception in 1987. The thirteen prospects purchased by the Partnership are located in Texas, Louisiana and in United States coastal waters in the Gulf of Mexico.

The Partnership does not operate in any other industry segment. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may call for voluntary additional partner assessments of up to $20,000 per Partnership unit. The Partnership has completed drilling activities as of March 31, 2006 and currently has no plans to issue any voluntary assessments. The Partnership is permitted but is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.  See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the 2005 10-K.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,916. Reef purchased 25.028 units (5.01%) for $425,475, and investor partners purchased 125 general partner units for $2,500,000 and 349.972 limited partner units for $6,999,441. Syndication and organization costs of $1,424,916 were incurred leaving available cash of $8,500,000 for Partnership activities. The Partnership was formed on November 10, 2004 and the last partner was admitted to the Partnership on December 2, 2004, which was the date the offering of the Partnership units ended. As of March 31, 2006, the Partnership has also received $74,339 in additional capital contributions from Reef representing its obligation to pay for 1% of all leasehold, drilling, and completion costs, and has received $72,043 in interest income from the investment of partner capital contributions, resulting in total funds available of approximately $8.646 million. These funds are the sole funds available to the Partnership for prospect acquisition, drilling and completion of wells, and operational expenses during the drilling phase of operations.

The Partnership purchased interests in thirteen prospects upon which thirteen wells have been drilled. The final Partnership well completed drilling operations in February 2006 and began production operations in May. Two additional wells which completed drilling operations during 2005 but which had completion operations suspended due to hurricanes during 2005 are currently undergoing completion operations and are expected to begin production operations before the end of the second quarter. The Partnership expects to fully expend its available funds on these thirteen prospects prior to June 30, 2006. As of March 31, 2006 the Partnership has expended approximately $8.357 million of these funds. The Partnership has expended approximately $3.084 million in connection with five unsuccessful wells drilled, approximately $2.222 million on four wells completed as productive wells in 2005, $0.523 million on the purchase of a royalty interest in a field in Louisiana, approximately $1.513 million on three wells being completed during 2006, approximately $0.903 million on a well currently undergoing testing operations, and $0.112 million in general and administrative expenses.

The Partnership had working capital of $302,408 at March 31, 2006, from which to pay additional drilling and operations costs.

Results of Operations

Three months ended March 31, 2005

The Partnership incurred a net loss of $28,746 during the three month period ended March 31, 2005. The initial successful well drilled by the Partnership did not begin production until April 2005. During these three months the Partnership’s oil and gas income of $8,217 came from royalty interests in two productive wells purchased in January 2005. The Partnership earned $15,701 of interest income from the investment of Partnership capital contributions. General and administrative charges totaled $49,270, of which approximately $43,000 represented professional fees incurred in connection with the Partnership’s annual audit and reporting requirements and $1,900 represented direct and administrative costs billed by Reef Exploration, Inc. (REI), an affiliate of the Partnership. For 2006 these administrative services are now provided by RELP, an affiliate of the managing general partner formed in December 2005.

Three months ended March 31, 2006

During the three month period ended March 31, 2006, the Partnership incurred a net loss of $2,216,776. The loss was primarily due to impairment expense for the quarter which totaled $2,152,679. The impairment expense was the result of two main factors. First, the performance levels of the fund’s seven productive wells drilled caused a reduction in the estimate of proved reserves expected to be recovered from the wells. This reduction was compounded by the fact that reserve estimates are based upon the closing price on the last day of the quarter, and gas prices fell by approximately 29% during the first quarter.

Net proved oil and gas reserves at March 31, 2006 and December 31, 2005 are presented below. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimates of proved reserves at March 31, 2006 use closing NYMEX prices of $66.63 per barrel and $7.21 per MMBTU, compared to December 31 prices of $61.04 per barrel and $10.08 per MMBTU.

Net proved reserves	Oil (BBL)	Gas (MCF)
December 31, 2005	4,537	401,480
March 31, 2006	3,170	222,591

The standardized measure of discounted cash flows is computed by applying the above quarter end prices, adjusted on a property by property basis for energy content, quality and transportation costs, and a discount factor of 10% to proved reserves. The standardized measure of discounted cash flows does not purport to present the fair value of our oil and natural gas reserves.

Standardized measure of discounted cash flows
December 31, 2005	$2,524,655
March 31, 2006	$676,808

At March 31, 2006, the net capitalized costs of oil and gas properties exceeded the standardized measure of discounted cash flows. The Partnership recorded property impairment expense of $2,152,679 in order to write off these excess capitalized costs.

Of the seven productive wells drilled by the Partnership, three were producing during the quarter ended March 31, 2006. One well has ceased production, and three wells are expected to begin production during the second quarter of 2006. The addition of three new productive wells is expected to marginally improve the performance of the Partnership in the third and fourth quarters of 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Partnership currently has no borrowings. The partnership agreement prohibited bank borrowings during the Partnership’s drilling phase of operations. The Partnership is permitted to borrow monies or assess partners for developmental activities on the prospects it has drilled, however, at this time the Partnership has no plans to conduct additional activities on any of these prospects. The Partnership is subject to interest rate risk solely to the extent that changes in interest rates affect general economic conditions.

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

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended March 31, 2006, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in the 2005 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2005 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risks factors previously disclosed in the 2005 10-K.

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

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,500,000 available for Partnership oil & gas operations. In addition, the Partnership has available $72,043 of interest income and $74,339 of additional capital contributions from Reef in connection with its obligation to pay 1% of all leasehold, drilling and completion costs, for a total of $8.646 million. As of March 31, 2006 the Partnership had expended $8.357 million on oil and gas operations, including amounts in accounts payable at March 31, 2006. The Partnership expects to utilize the remaining $0.289 million during the second quarter of 2006.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY IV, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

Dated:	May 30, 2006	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated:	May 30, 2006	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)