Form 10-Q
period 2006-06-30
Reef Global Energy IV, L.P.
filed 2006-08-14
CIK 1303804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 14, 2006, the registrant had 25.028 units held by the managing general partner, 125.000 units of additional general partner interest and 349.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.
Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$155,425	$757,983
Accounts receivable from affiliates	65,178	10,446
Accrued interest receivable	356	356
Total current assets	220,959	768,785

Property and equipment:
Oil and gas properties, full cost method of accounting	8,411,611	7,928,747
Drilling in progress	—	188,745
Accumulated depreciation and depletion	(8,032,037)	(5,404,092)
Net property and equipment	379,574	2,713,400

Total assets	$600,533	$3,482,185

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$—	$32,908
Accounts payable to affiliates	3,009	235,993
Total current liabilities	3,009	268,901

Non-current liabilities:
Asset retirement obligation	91,748	87,725

Partners’ equity:
General partners	130,810	779,731
Limited partners	366,238	2,183,072
Managing general partner	8,728	162,756
Total partners’ equity	505,776	3,125,559

Total liabilities and partners’ equity	$600,533	$3,482,185

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Operations

	For the three months ended June 30 (unaudited)		For the six months ended June 30 (unaudited)
	2006	2005	2006	2005

Revenues:
Oil and gas income	$79,801	$16,264	$151,578	$24,481
Interest income	1,782	22,958	5,240	38,659
Total revenues	81,583	39,222	156,818	63,140

Costs and expenses:
Lease operating expenses	17,181	209	30,376	260
Production taxes	3,353	823	5,342	1,109
General and administrative	32,019	16,172	57,018	65,442
Accretion of asset retirement obligation	1,441	51	2,850	51
Depreciation, depletion and amortization	377,526	1,961,675	2,627,945	1,964,732
Total costs and expenses	431,520	1,978,930	2,723,531	2,031,594

Net loss	$(349,937)	$(1,939,708)	$(2,566,713)	$(1,968,454)

Net loss per general partner unit	$(696.22)	$(3,840.19)	$(5,091.69)	$(3,888.28)
Net loss per limited partner unit	$(696.22)	$(3,840.19)	$(5,091.69)	$(3,888.28)
Net loss per managing general partner unit	$(769.30)	$(4,623.77)	$(5,925.49)	$(4,859.74)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Cash Flows

	For the six months ended June 30,
	(unaudited)
	2006	2005
Operating Activities
Net loss	$(2,566,713)	$(1,968,454)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	2,627,945	1,964,732
Accretion of asset retirement obligation	2,850	51
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	(9,194)
Accounts receivable from affiliates	(64,375)	(293,140)
Accounts payable	(15,896)	5,451
Accounts payable to affiliates	(7,565)	(1,906)
Net cash used in operating activities	(23,754)	(302,460)

Investing Activities
Property acquisition and development	(535,377)	(1,943,224)
Net cash used in investing activities	(535,377)	(1,943,224)

Financing Activities
Partner capital contributions	12,573	454,271
Distributions to partners	(56,000)	(13,600)
Net cash provided by (used in) financing activities	(43,427)	440,671

Net decrease in cash and cash equivalents	(602,558)	(1,805,013)
Cash and cash equivalents at December 31	757,983	5,002,892
Cash and cash equivalents at March 31	$155,425	$3,197,879

Non-cash investing transactions:
Increase in property additions included in accounts payable to affiliates	$—	$751,843
Additions to property and asset retirement obligation	$1,173	$74,154
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$803	—

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2006

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy IV, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2006. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2005 (the 2005 10-K).

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three and six month periods ended June 30, 2006, the Partnership recognized property impairment expense of $158,607 and $2,311,286.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2006 and the year ended December 31, 2005.

	Six months ended June 30, 2006	2005
Beginning asset retirement obligation	$87,725	$—
Additions related to new properties	1,173	85,037
Accretion expense	2,850	2,688
Ending asset retirement obligation	$91,748	$87,725

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three and six month periods ended June 30, 2006, the Partnership incurred $3,009 and $7,076 of administrative costs, respectively.

RELP processes revenues and joint interest billings on behalf of the Partnership. At June 30, 2006, the Partnership had net revenues of $56,278 due from RELP. The Partnership owed RELP $3,009 for administrative costs provided by RELP. The Partnership settles its balances with RELP on a quarterly basis.

Reef Oil & Gas Partners, L.P. (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to purchasing 5% of the Partnership units. During the three and six month periods ended June 30, 2006, this 1% obligation totaled $803 and $2,929. The $803 due for the second quarter is shown as a receivable from affiliates. In addition, Reef also owes the Partnership $8,097 representing net revenues processed by Reef on behalf of the Partnership. These amounts have been received by the Partnership during August 2006.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and six month periods ended June 30, 2006 is detailed below:

For the three months ended June 30, 2006

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(19,254)	$(769.30)
General partner units	125.000	(87,027)	(696.22)
Limited partner units	349.972	(243,656)	(696.22)
Total	500.000	$(349,937)

For the six months ended June 30, 2006

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(148,303)	$(5,925.49)
General partner units	125.000	(636,461)	(5,091.69)
Limited partner units	349.972	(1,781,949)	(5,091.69)

Total	1,507.260	$(2,566,713)

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

The Partnership operates solely in the United States. RELP, an affiliate of the managing general partner, and its predecessor entity OREI, Inc. have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987. The thirteen prospects purchased by the Partnership are located in Texas, Louisiana and in United States Coastal waters in the Gulf of Mexico.

The Partnership does not operate in any other industry segment. The Partnership is permitted but has not and is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the 2005 10-K.

Liquidity and Capital Resources

The Partnership has working capital of $217,950 at June 30, 2006, from which to pay additional drilling and operations costs. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may issue voluntary partner cash calls of up to $20,000 per Partnership unit. The Partnership completed drilling activities during the first quarter of 2006 and currently has no plans to issue any voluntary cash calls.

The total capital initially available to the Partnership, net of organization and syndication costs, was $8,500,000. As of June 30, 2006, the Partnership has also received $76,465 in additional capital contributions from Reef representing its obligation to pay for 1% of all leasehold, drilling, and completion costs, and has received

$73,825 in interest income from the investment of partner capital contributions, resulting in total funds available of approximately $8.650 million.

The Partnership purchased interests in thirteen prospects upon which thirteen wells have been drilled. The final Partnership well completed drilling operations in February 2006 and began production operations in May. Two additional wells which completed drilling operations during 2005 but which had completion operations suspended due to hurricanes during 2005 were completed and began production operations in June and July of 2006. As of June 30, 2006 the Partnership has expended approximately $8.438 million of these funds, including amounts in accounts payable at June 30, 2006. The Partnership expects to have a final accounting of expended funds by September 30, 2006. The Partnership has expended approximately $3.091 million in connection with five unsuccessful wells drilled, approximately $2.223 million on four wells completed as productive wells in 2005, $0.523 million on the purchase of a royalty interest in a field in Louisiana, approximately $1.586 million on three wells completed during 2006, approximately $0.903 million on a well completed during 2006 and temporarily shut-in for further geologic evaluation, and $0.112 million in general and administrative expenses.

Results of Operations

Three months ended June 30, 2006 and 2005

The Partnership incurred a net loss of $349,937 during the three month period ended June 30, 2006. The Partnership had two wells begin production operations during the second quarter and one well which began production operations in July, and now has six productive working interest wells and one productive royalty interest well. However, the estimated value of reserves from these newly completed wells was not sufficient to cover the cost of the wells, and, after recording depletion expense of $208,050 for the quarter, the Partnership recorded additional leasehold impairment expense of $158,607. Oil and gas revenues increased only slightly from $71,777 in the first quarter to $79,801 in the second quarter, primarily as a result of the Partnership’s historically most productive well being shut-in since early June. Workover operations to reduce water production from the well were performed in late July and the well was returned to production in early August. Initial results have been encouraging, with increased gas production and decreased water production. The results of the workover should have an impact on the results of operations during the second half of 2006. General and administrative charges totaled $32,019 during the second quarter, which included approximately $11,000 for professional fees related to the audit of the 2005 financial statements. The Partnership expects a reduction in general and administrative costs during the second half of the year as there will be no additional 2005 audit fees. During the comparable quarter in 2005, the Partnership had only one productive working interest well, compared to five wells which were productive during the second quarter of 2006. The net loss of $1,939,708 incurred during the quarter ended June 30, 2005 was primarily the result of the Partnership drilling four unsuccessful wells during the quarter, which resulted in leasehold impairment expense of $1,951,000.

Six months ended June 30, 2006 and 2005

During the six month period ended June 30, 2006, the Partnership incurred a net loss of $2,566,713, compared to a loss of $1,968,454 incurred for the six months ended June 30, 2005. The Partnership drilled five unsuccessful wells and one additional well which has been shut-in for further geologic evaluation. Four of those unsuccessful wells were drilled in the quarter ending June 30, 2005, and the Partnership recorded impairment expense of $1,951,000 during the quarter. During the six months ended June 30, 2006, the Partnership has recorded impairment expense totaling $2,311,286. The additional impairment has resulted from two primary factors. First, the performance levels of the Partnership’s successful wells have not met initial expectations, leading to reductions from the initial reserve estimates. The reduction in reserve estimates has been compounded by the fact that reserve values are estimated based upon prices at the end of the quarter. At June 30, 2006, gas prices had fallen by approximately 39.5% from levels at December 31, 2006.

The Partnership had five productive working interest wells and one productive royalty interest well during the first half of 2006, as compared to only one productive working interest well and two productive royalty interest wells during the first half of 2005. The Partnership shut-in the fund’s historically most productive well in early June. Workover operations to reduce water production from the well were performed in late July and the well was returned to production in early August. Initial results have been encouraging, with increased gas production and decreased water production. The results of the workover should have an impact on the results of operations during the second half of 2006.

Net proved oil and gas reserves at June 30, 2006 and December 31, 2005 are presented below. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimates of proved reserves at June 30, 2006 use closing NYMEX prices of $73.93 per barrel and $6.10 per MMBTU, compared to December 31 prices of $61.04 per barrel and $10.08 per MMBTU.

Net proved reserves	Oil (BBL)	Gas (MCF)
December 31, 2005	4,537	401,480
March 31, 2006	2,748	137,233

The standardized measure of discounted cash flows is computed by applying the above quarter end prices, adjusted on a property by property basis for energy content, quality and transportation costs, and a discount factor of 10% to proved reserves. The standardized measure of discounted cash flows does not purport to present the fair value of our oil and natural gas reserves.

Standardized measure of discounted cash flows
December 31, 2005	$2,524,655
June 30, 2006	$379,574

At June 30, 2006, the net capitalized costs of oil and gas properties exceeded the standardized measure of discounted cash flows. The Partnership recorded property impairment expense of $158,607 in order to write off these excess capitalized costs.

Of the seven productive wells drilled by the Partnership, five were producing as of June 30, 2006. One well has ceased production, and one well began production during July. The addition of three producing wells during the second and third quarters, along with the successful return to production of the Partnership well which underwent workover operations in July, is expected to increase Partnership revenues and cash flows during the second half of 2006.

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

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended June 30, 2006, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in the 2005 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2005 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except for the additional risk factor provided below, there have been no material changes from the risk factors previously disclosed in the 2005 10-K.

Our dependence on third parties for the processing and transportation of oil and gas may adversely affect the Partnership’s revenues and, consequently, the distribution of net cash flows to investor partners. We rely on third parties to process and transport the oil and gas produced by the Partnership’s successful wells. In the event a third party upon whom we rely is unable to provide transportation or processing services, and another third party is unavailable to provide such services, the Partnership may have to temporarily shut-in successful wells, and revenues to the Partnership and distributions to investor partners related to those wells may be delayed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In connection with the Registration Statement filed on form S-1 (No. 333-93399) and declared effective May 31, 2001, Reef filed a post-effective amendment to the Registration Statement on behalf of the Program on September 14, 2001. On January 10, 2002 Reef filed a final prospectus and commenced the offering of units in the Program. All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The Program filed a prospectus supplement describing Reef Global Energy IV, L.P. on September 21, 2004 and commenced offering units. The offering period ended on December 2, 2004.

During the offering period, the Partnership sold 474.972 units to investor partners, consisting of 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,500,000 available for Partnership oil & gas operations. In addition, the Partnership has available $73,825 of interest income and $76,465 of additional capital contributions from Reef in connection with its obligation to pay 1% of all leasehold, drilling and completion costs, for a total of $8.650 million. As of June 30, 2006 the Partnership had expended $8.438 million on oil and gas operations, including amounts in accounts payable at June 30, 2006. The Partnership expects to have a final accounting of funds expended during the drilling phase of operations at September 30, 2006.

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

REEF GLOBAL ENERGY IV, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

Dated:	August 14, 2006	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated:	August 14, 2006	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)