Form 10-Q
period 2006-09-30
Reef Global Energy IV, L.P.
filed 2006-11-14
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, the registrant had 25.028 units held by the managing general partner, 125.000 units of additional general partner interest and 349.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.
Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,960	$757,983
Accounts receivable from affiliates	25,142	10,446
Accrued interest receivable	—	356
Total current assets	174,102	768,785

Property and equipment:
Oil and gas properties, full cost method of accounting	8,481,556	7,928,747
Drilling in progress	—	188,745
Accumulated depreciation and depletion	(8,359,975)	(5,404,092)
Net property and equipment	121,581	2,713,400

Total assets	$295,683	$3,482,185

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$—	$32,908
Accounts payable to affiliates	4,230	235,993
Total current liabilities	4,230	268,901

Non-current liabilities:
Asset retirement obligation	93,221	87,725

Partners’ equity:
General partners	51,239	779,731
Limited partners	143,460	2,183,072
Managing general partner	3,533	162,756
Total partners’ equity	198,232	3,125,559

Total liabilities and partners’ equity	$295, 683	$3,482,185

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Operations

	For the three months ended September 30 (unaudited)		For the nine months ended September 30 (unaudited)
	2006	2005	2006	2005

Revenues:
Oil and gas income	$91,828	$51,572	$243,406	$76,053
Interest income	968	9,957	6,208	48,616
Total revenues	92,796	61,529	249,614	124,669

Costs and expenses:
Lease operating expenses	43,239	7,107	73,615	7,367
Production taxes	8,197	1,642	13,539	2,751
General and administrative	13,535	13,798	70,553	79,240
Accretion of asset retirement obligation	1,473	1,199	4,323	1,250
Depreciation, depletion and amortization	327,938	2,095,359	2,955,883	4,060,091
Total costs and expenses	394,382	2,119,105	3,117,913	4,150,699

Net loss	$(301,586)	$(2,057,576)	$(2,868,299)	$(4,026,030)

Net loss per general partner unit	$(613.06)	$(4,079.23)	$(5,704.75)	$(7,967.51)
Net loss per limited partner unit	$(613.06)	$(4,079.23)	$(5,704.75)	$(7,967.51)
Net loss per managing general partner unit	$(415.48)	$(4,796.96)	$(6,340.97)	$(9,656.70)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Cash Flows

	For the nine months ended September 30, (unaudited)
	2006	2005
Operating Activities
Net loss	$(2,868,299)	$(4,026,030)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	2,955,883	4,060,091
Accretion of asset retirement obligation	4,323	1,250
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	356	(43,462)
Accounts receivable from affiliates	(18,600)	(25,454)
Accounts payable	(15,896)	17,058
Accounts payable to affiliates	(6,344)	2,754
Net cash provided by (used in) operating activities	51,423	(13,793)

Investing Activities
Property acquisition and development	(605,322)	(4,345,393)
Net cash used in investing activities	(605,322)	(4,345,393)

Financing Activities
Partner capital contributions	13,376	477,321
Distributions to partners	(68,500)	(45,100)
Net cash provided by (used in) financing activities	(55,124)	432,221

Net decrease in cash and cash equivalents	(609,023)	(3,926,965)
Cash and cash equivalents at December 31	757,983	5,002,892
Cash and cash equivalents at September 30	$148,960	$1,075,927

Non-cash investing transactions:
Increase in property additions included in accounts payable to affiliates	$—	$47,973
Increase in property additions included in accounts payable	$—	$967
Additions to property and asset retirement obligation	$1,173	$74,154
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$6,542	—

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2006

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy IV, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2006. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2005 (the 2005 10-K).

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three and nine month periods ended September 30, 2006, the Partnership recognized property impairment expense of $0 and $2,311,286.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2006 and the year ended December 31, 2005.

	Nine months ended September 30, 2006	2005
Beginning asset retirement obligation	$87,725	$—
Additions related to new properties	1,173	85,037
Accretion expense	4,323	2,688
Ending asset retirement obligation	$93,221	$87,725

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three and nine month periods ended September 30, 2006, the Partnership incurred $7,092 and $14,168 of administrative costs, respectively.

RELP processes revenues and joint interest billings on behalf of the Partnership. At September 30, 2006, the Partnership had net revenues of $24,187 due from RELP. The Partnership owed RELP $5,587 for administrative costs provided by RELP. The Partnership settles its balances with RELP on a quarterly basis. In addition, the Partnership owes joint interest billing charges of $4,230 to Reef Oil & Gas Partners, L.P. (Reef). The Partnership settles its balances with Reef on a quarterly basis.

Reef Oil & Gas Partners, L.P, the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to purchasing 5% of the Partnership units. During the three and nine month periods ended September 30, 2006, this 1% obligation totaled $6,542 and $9,472. The $6,542 due for the third quarter is shown as a receivable from affiliates. These amounts have been received by the Partnership during November 2006.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and six month periods ended September 30, 2006 is detailed below:

For the three months ended September 30, 2006

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(10,399)	$(415.48)
General partner units	125.000	(76,633)	(613.06)
Limited partner units	349.972	(214,554)	(613.06)
Total	500.000	$(301,586)

For the nine months ended September 30, 2006

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(158,702)	$(6,340.97)
General partner units	125.000	(713,094)	(5,704.75)
Limited partner units	349.972	(1,996,503)	(5,704.75)

Total	500.000	$(2,868,299)

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

Reef, as managing general partner, has a 10% carried interest in the Partnership, in addition to the interest it owns as a result of it’s purchase of 5.01% of the partnership units sold and its payment of 1% of all leasehold, drilling, and completion costs incurred by the Partnership. Effective August 1, 2006, Reef reduced its carried interest in the Partnership to 5%, and effective November 1, 2006 Reef will eliminate its carried interest in the Partnership.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Reef Global Energy IV, L.P. is a Nevada limited partnership formed to acquire, explore, develop, and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. While the majority of the Partnership’s proceeds have been used to purchase thirteen prospects upon which the Partnership has conducted drilling operations, a small portion of capital has been used to purchase existing reserves.

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

Liquidity and Capital Resources

The Partnership has working capital of $169,872 at September 30, 2006, from which to pay additional drilling and operations costs. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may issue voluntary partner cash calls of up to $20,000 per

Partnership unit. The Partnership completed drilling activities during the first quarter of 2006 and currently has no plans to issue any voluntary cash calls.

The total capital initially available to the Partnership, net of organization and syndication costs, was $8,500,000. As of September 30, 2006, the Partnership has also received $77,268 in additional capital contributions from Reef representing its obligation to pay for 1% of all leasehold, drilling, and completion costs, and has received $74,793 in interest income from the investment of partner capital contributions, resulting in total funds available of approximately $8.652 million.

The Partnership purchased interests in thirteen prospects upon which thirteen wells have been drilled. These wells completed drilling operations in February 2006 and all successful wells were operational as of July 2006.  As of September 30, 2006 the Partnership has expended approximately $8.508 million, including amounts in accounts payable at September 30, 2006. The Partnership does not expect any significant additional costs associated with the initial drilling of these thirteen wells. The Partnership has also accrued approximately $93,000 as the estimated abandonment liability associated with successful wells drilled by the partnership. The Partnership has expended approximately $3.086 million in connection with five unsuccessful wells drilled, approximately $3.884 million on seven wells completed as productive wells, $0.523 million on the purchase of a royalty interest in a field in Louisiana, $0.903 million on a well completed during 2006 and temporarily shut-in for further geologic evaluation, and $0.112 million in general and administrative expenses. In addition, Reef, as managing general partner, agreed in July 2006 that it would pay 100 % of the cost for a working interest in a well in Louisiana currently drilling. Reef will make an additional capital contribution to the Partnership, estimated at approximately $100,000, to pay for the drilling cost associated with this well.

Results of Operations

Three months ended September 30, 2006 and 2005

The Partnership incurred a net loss of $301,586 during the three month period ended September 30, 2006. The Partnership drilled seven productive wells and purchased royalty interests in three productive wells during the drilling phase of operations. One of the successful wells and two of the royalty interest wells had ceased production prior to the third quarter of 2006. Operations during the quarter include the results from the remaining six productive working interest wells and one productive royalty interest well. Cash flow from operations totaled $27,825 during the quarter. The loss for the third quarter was primarily related to non cash depreciation and depletion charges of $327,938. The increase in depletion and depreciation from the $208,050 recorded during the second quarter was the result of significant declines in the estimated reserves associated with two of the six productive working interest wells. One of the wells ceased production during September and is expected to be plugged and abandoned. The second well, historically the most productive well in the fund, underwent two workover operations in an attempt to reduce water production. In each case the well initially showed a good response to the workover treatments, but subsequently ceased production after approximately fifteen to thirty days. The well is currently shut-in while being evaluated for further workover operations, and was operational for only about thirty days during the third quarter. While oil and gas revenues increased to $91,828 during the third quarter compared to $79,801 during the second quarter, the two wells mentioned above contributed approximately $33,500, or 36% of those sales revenues. Future results of operations will be greatly impacted by the success or failure of the operator to return this well to profitable operations. General and administrative charges totaled $13,535 during the third quarter, and are expected to remain at a similar level during the fourth quarter. During the comparable quarter in 2005, the Partnership had only one productive working interest well and two productive royalty wells, compared to seven wells which were productive during the third quarter of 2006. The net loss of $2,057,576 incurred during the quarter ended September 30, 2005 was primarily the result of the Partnership drilling one unsuccessful well during the quarter and a downward revision in reserve estimates of previously successful wells, which resulted in leasehold impairment expense of $1,983,392.

Nine months ended September 30, 2006 and 2005

During the nine month period ended September 30, 2006, the Partnership incurred a net loss of $2,868,299, compared to a loss of $4,026,030 incurred for the nine months ended September 30, 2005. Five unsuccessful wells were drilled during the first nine months of 2005, and the Partnership incurred impairment expense of $3,934,392 as a result of these unsuccessful wells and the fact that the cost of successful wells drilled was in excess of the reserve estimates on successful wells drilled. During the nine months ended September 30, 2006, the Partnership has recorded impairment expense totaling $2,311,286. This impairment has resulted from two primary factors. First, the performance levels of the Partnership’s successful wells have not met initial expectations, leading to reductions from the initial reserve estimates. The reduction in reserve estimates has been compounded by the fact that reserve values are estimated based upon prices at the end of the quarter. At September 30, 2006, gas prices had fallen by approximately 45% from levels at December 31, 2006, while oil prices had increased by approximately 1%.

The Partnership had six productive working interest wells and one productive royalty interest well during the first nine months of 2006, as compared to only one productive working interest well and two productive royalty interest wells during the first nine months of 2005. Cash flow from operations, excluding interest income, was $85,699 during the first nine months of 2006 compared to a cash deficit of $13,305 incurred during the first nine months of 2005. Interest income has declined significantly for 2006 due to the fact that most Partnership funds were spent on drilling activity during 2005, and therefore funds available for investment are significantly less than they were in 2005.  Based upon prior performance, the Partnership’s most productive well was shut-in in early June. Subsequent to that date the well has undergone two workover operations in an attempt to reduce water production from the well. In each case the well initially showed a good response to the workover treatments, but subsequently ceased production after approximately fifteen to thirty days. The well is currently shut-in while being evaluated for further workover operations, and was operational for only about thirty days during the third quarter. Future results of operations will be greatly impacted by the success or failure of the operator to return this well to profitable operations.

Net proved oil and gas reserves at September 30, 2006 and December 31, 2005 are presented below. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimates of proved reserves at September 30, 2006 use closing NYMEX prices of $62.91 per barrel and $5.62 per MMBTU, compared to December 31 prices of $61.04 per barrel and $10.08 per MMBTU.

Net proved reserves	Oil (BBL)	Gas (MCF)
December 31, 2005	4,537	401,480
September 30, 2006	2,248	73,720

The standardized measure of discounted cash flows is computed by applying the above quarter end prices, adjusted on a property by property basis for energy content, quality and transportation costs, and a discount factor of 10% to proved reserves. The standardized measure of discounted cash flows does not purport to present the fair value of our oil and natural gas reserves.

Standardized measure of discounted cash flows
December 31, 2005	$2,524,655
September 30, 2006	$127,070

Of the seven productive wells drilled by the Partnership, five were producing as of September 30, 2006. One well ceased production during 2005, and a second well ceased production in September 2006. Future operations will be significantly impacted by the ability of the operator to restore the fund’s most productive well to profitable operations during the fourth quarter.

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

Item 4.  Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended September 30, 2006, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the offering period, the Partnership sold 474.972 units to investor partners, consisting of 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,500,000 available for Partnership oil & gas operations. In addition, the Partnership has available $74,793 of interest income and $77,268 of additional capital contributions from Reef in connection with its obligation to pay 1% of all leasehold, drilling and completion costs, for a total of $8.652 million. As of September 30, 2006 the Partnership had expended $8.508 million on oil and gas operations, including amounts in accounts payable at June 30, 2006, and has accrued an estimated abandonment liability of approximately $93,000 in connection with successful wells drilled by the Partnership.

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

REEF GLOBAL ENERGY IV, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: November 14, 2006	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: November 14, 2006	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)