Form 10-K
period 2006-12-31
Reef Global Energy IV, L.P.
filed 2007-04-17
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

	☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to

COMMISSION FILE NUMBER 333-93399-04

REEF GLOBAL ENERGY IV, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-1654113
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1901 N. Central Expressway, Suite 300, Richardson, TX 75080-3610
(Address of principal executive offices including zip code)

(972)-437-6792
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 31, 2007, the registrant had 25.028 units held by the managing general partner, 125.000 units of additional general partner interest and 349.972 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY IV, L.P.

FORM 10-K

PART I

ITEM 1.                             BUSINESS.

Introduction

Reef Global Energy IV, L.P. (the Partnership) is the fourth in a series of five Nevada limited partnerships comprising a program called Reef Global Energy Ventures (the Program). The Partnership was formed in the state of Nevada on November 10, 2004.  The Partnership purchases working interests in oil and natural gas prospects and participates in the drilling of wells on those prospects. The primary purposes of the Partnership are to generate revenue from the production of oil and natural gas, distribute cash to the partners, and provide tax benefits. Reef Oil & Gas Partners, L.P. (Reef) is the managing general partner of the Partnership.

The Partnership was formed to drill, complete and own working interests in oil and natural gas wells located primarily onshore in the continental United States or in U.S. coastal waters in the Gulf of Mexico. During 2004 and 2005, the Partnership acquired working interests in eight developmental and five exploratory prospects located in Texas, Louisiana, and in U.S coastal waters in the Gulf of Mexico.  The Partnership drilled 13 wells on these prospects. The Partnership purchased a minority non-operated working interest in these prospects.  Reef purchased additional interests in certain Partnership prospects that were assigned to other partnerships in the Program as well as to private drilling partnerships managed by Reef. The additional interest purchased by Reef on nine of the Partnership prospects was large enough to allow OREI, Inc. (OREI), an affiliate of Reef, to serve as prospect operator. During 2006 well operator status was transferred by OREI to Reef Exploration L.P. (RELP), an affiliate of Reef formed in 2005.

Acquisition and Drilling of Undeveloped Prospects

The Partnership purchased working interests in eight developmental and five exploratory prospects. A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect is characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect.  A development well is a well drilled within a proved area of an oil or gas reservoir. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir. Thirteen wells were drilled on the prospects acquired by the Partnership.

The Partnership prospects were acquired pursuant to an arrangement in which the Partnership purchased part of the working interest. A working interest bears a specified portion of the costs of development, operation and maintenance. A working interest is subject to landowners' royalty interests and may be subject to other royalty interests payable to unaffiliated third parties. Where the Partnership acquired less than 100% of the working interest, costs were reduced proportionately.

Consulting Agreements for Prospect Acquisitions

Reef entered into three agreements (the CMI Agreements) with Challenger Minerals Inc. (CMI), a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions. Reef's October 2001 agreement with CMI (the Original Gulf Agreement) provided, among other things, that CMI would present a minimum of 50 prospects per year in the Gulf of Mexico region to Reef, and that Reef would have the option to purchase up to 12.5% of the interest made available to CMI in any Gulf of Mexico exploration project or developmental project made available to Reef for purchase. The Original Gulf Agreement was replaced effective January 31, 2004 by the second agreement (the New Gulf Agreement). Under the New Gulf Agreement, CMI continued to present Reef with a minimum of 50 Gulf of Mexico prospects per year, which Reef was under no obligation to purchase. Reef paid CMI $300,000 per year (the CMI Gulf Fee) for the geological and geophysical services provided by CMI under the New Gulf Agreement, which was a $75,000 reduction in the CMI fee charged under the Original Gulf Agreement.  The New Gulf Agreement also reduced Reef's participation interest in Gulf of Mexico exploration projects from 12.5% to 7.5%.  Reef allowed this agreement to expire effective January 31, 2006.

In consideration of the reduction from a 12.5% to a 7.5% interest in CMI generated Gulf of Mexico exploration projects, Reef and CMI agreed to enter into a new screening program for prospects in the North Sea region pursuant to a third agreement (the North Sea Agreement). Pursuant to the terms of the North Sea Agreement, for the period between December 1, 2003 and November 30, 2006, Reef could acquire up to 5% of the interest made available to CMI in all offshore prospects located in the North Sea region that were identified and initially reviewed by CMI during the term of the North Sea Agreement.  Reef paid CMI a fee of $75,000 per year, or a total of $225,000 over the three-year term (the CMI North Sea Fee and together with the CMI Gulf Fee, the Challenger Fees) under the North Sea Agreement.  CMI was not obligated to present Reef with a specific number of prospects under the North Sea Agreement, and under certain circumstances further described in the North Sea Agreement. Reef might be excluded from participation in certain prospects. Reef allowed this agreement to expire effective November 30, 2006.

Projects approved for acquisition by Reef under these agreements were assigned to this Partnership as well as other limited partnerships formed as part of the Program. The five partnerships formed as a part of this Program have each reimbursed to Reef a portion of the actual fees paid by Reef under these agreements during the term of the Program. The payments made were proportionate to the capital raised by each partnership. This Partnership reimbursed Reef $314,380, or 3.17% of its gross capital contributions of $9,924,916. This amount has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties. There are no further amounts to be reimbursed by this Partnership under these agreements. The partnerships formed as a part of this Program did not reimburse Reef any amount in excess of the actual fees paid by Reef.

Drilling and Completion Phase of Operations

On all prospects operated by OREI and later transferred to RELP, drilling operations were contracted to independent third party drillers, and the costs of the wells to the Partnership were determined by actual third party costs, plus OREI’s or RELP’s monthly operator fees for the area where the well is located.

The Partnership generally pays drilling and completion costs as incurred. The Partnership made advance payments in December 2004 to secure the tax benefits of prepaid intangible drilling costs where there was a valid business reason.  Wells drilled that failed to result in the discovery of oil or natural gas were plugged and abandoned in accordance with applicable regulations. Four of the exploratory wells and two of the developmental wells drilled by the Partnership were dry holes.

Production Phase of Operations

For any well capable of producing quantities of oil and/or natural gas in commercial quantities, production operations commence once a Partnership well has been completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering, or sales lines required to produce and sell the oil and/or natural gas production from the well. The Partnership completed four developmental wells during 2005, two of which are still producing oil and gas and one of which is awaiting re-completion to a second formation expected to be productive. The Partnership completed two developmental wells and one exploratory well during 2006, two of which are still producing oil and gas. Four exploratory wells and two developmental wells were dry holes and have been plugged and abandoned.

The Partnership has entered into agreements with third party marketers to sell the oil and/or natural gas produced from successful wells on a competitive basis at the best available terms and prices.  Generally, the purchase contracts for the sale of oil and gas are cancelable on 30 days' notice. In certain instances the Partnership, as a minority non-operated working interest owner, has elected to permit the operator of the well to enter into sales and marketing agreements with third party purchasers.

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not and does not expect to engage in commodity futures trading or hedging activities, or to enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the

Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership's results of operations.  See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk.”

The Partnership’s share of revenue from productive wells will is burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs. These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations. The Partnership deducts operating expenses from the production revenue for the corresponding period.

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2006, three marketers and one operator purchased 32.9%, 21.8%, 13.4%, and 23.0% of the Partnership’s oil and gas revenues, respectively. During the year ended December 31, 2005, one marketer and one operator purchased all of the Partnership’s products and accounted for 75.6% and 24.4% of the Partnership’s oil and gas revenues, respectively. As of December 31, 2004, the Partnership had no oil and gas production and, therefore, had no customers. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by RELP. Such insurance, however, may not be sufficient to cover all liabilities.  Each unit held by general partners represents an open-ended security for unforeseen events such as blowouts, lost circulation, stuck drill pipe, etc. that may result in unanticipated additional liability materially in excess of a general partner's initial investment in the Partnership.

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

Reef will notify all investor general partners of the Partnership at least 30 days prior to any material change in the amount of the Partnership's insurance coverage.  Within this 30-day period and otherwise after the expiration of one year following the closing of the offering of the Partnership, investor general partners have the right to convert their units into units of limited partnership interest by giving Reef written notice of their intent to convert. At any time during this 30-day period, upon receipt of the required written notice from an investor general partner of his intent to convert, Reef will amend the Partnership Agreement and will file the amendment with the State of Nevada prior to the effective date of the change in insurance coverage. This amendment to the Partnership Agreement will effectuate the conversion of the interest of the former investor general partner to that of a limited partner. Effecting conversion is subject to the express requirement that the conversion will not cause a termination of the Partnership for federal income tax purposes. Investor general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date, effective upon the filing of an amendment to the Certificate of Limited Partnership of the Partnership. However, even after an election of conversion, the investor partner will continue to have unlimited liability regarding partnership activities that occurred while he was an investor general partner.

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

•                                          the success of efforts to market competitive fuels, such as coal and nuclear energy, and the growth and/or success of alternative energy sources such as wind power;

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

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years.  The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production.  New pipeline projects recently approved by, or presently pending before, FERC, as well as nondiscriminatory access requirements, could further substantially increase the availability of gas imports to certain U.S. markets.  Such imports could have an adverse effect on both the price and volume of gas sales from Partnership wells.

Members of the Organization of Petroleum Exporting Countries (OPEC) establish prices and production quotas for petroleum products from time to time with the intent of affecting the global supply of crude oil and reducing, increasing or maintaining certain price levels.  Reef is unable to predict what effect, if any, such actions will have on the amount of or the prices received for oil produced and sold from the Partnership’s wells.

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

Environmental.  The Partnership’s drilling and production operations are also subject to environmental protection regulations established by federal, state, and local agencies that may necessitate significant capital outlays that, in turn, would materially affect the financial position and business operations of the Partnership. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed on the Partnership for violating such regulations, the Partnership's operations could be adversely affected.

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

Proposed Regulation. Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on the Partnership's operations.

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef. Through January 1, 2006, OREI employed a staff including geologists, petroleum engineers, landmen, and accounting personnel who administered all of the Partnership’s operations. On January 2, 2006, the employees of OREI were transferred to RELP, where they continue to administer all of the Partnership’s operations. The Partnership reimburses OREI and RELP for technical and administrative services at cost.  See “Item 11 – Executive Compensation.”

ITEM 1A.       RISK FACTORS

The Partnership’s ability to continue as a going concern depends upon the success of drilling and re-completion projects which will take place during 2007.

Our independent registered public accounting firm’s opinion on our 2006 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.  Since its inception, the Partnership has expended its operating capital on drilling for oil and natural gas.  The drilling operations that the Partnership has undertaken so far have not resulted in the discovery or exploitation of sufficient oil and/or gas reserves to recover all of the Partnership’s investment in Partnership wells. The December 31, 2006 estimate of the Partnership’s oil and gas reserves and future cash flows raises doubts about the future ability of the Partnership to generate oil and gas revenues in excess of current operating costs. The managing general partner has contributed to the Partnership, free of cost to the Partnership, a working interest in a well currently being drilled. If successful, this well, in the opinion of the managing general partner, has the potential to generate significant cash flows to the Partnership. Another well drilled by the Partnership is currently shut-in and is awaiting the approval of third party working interest owners to re-complete the well in a new zone expected to be productive.  The future ability of the Partnership to generate revenues in excess of operating costs greatly depends upon the success of these projects.  If these projects are not successful, we could be unable to fund our operating costs.  Failure of these projects could cause us to cease our operations and liquidate the Partnership’s assets.

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

The financial condition, results of operations, and the carrying value of our oil and natural gas properties depend primarily upon the prices received for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from oil and natural gas production. The prices for oil and natural gas are subject to a variety of factors beyond our control. These factors include:

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

The Partnership, while not prohibited from engaging in commodity trading or hedging activities in an effort to reduce exposure to short-term fluctuations in the price of oil and natural gas, has not engaged in such activities. Accordingly, the Partnership is at risk for the volatility in oil and natural gas prices, and the level of commodity prices has a significant impact upon the Partnership’s results of operations.

We are subject to substantial operating risks that may adversely affect the results of operations.

There are numerous hazards involved in the drilling and operation of oil and natural gas wells, including blowouts involving possible damages to property and third parties, bodily injuries, mechanical failures, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressure, pollution, releases of toxic gas and other environmental hazards and risks. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks inherent to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the general partners. Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient. In that case Partnership assets may have to be sold to pay personal injury and property claims and the cost of controlling blowouts or replacing damaged equipment rather than for drilling activities.

We cannot control activities on non-operated properties.

The Partnership has limited ability to exercise influence over and control the risks associated with operations on properties not operated by RELP. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements, or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. The success and timing of drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator’s

•                                          timing and amount of capital expenditures;

•                                          expertise and financial resources;

•                                          inclusion of other participants in drilling wells; and

•                                          use of technology.

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

Reef Global Energy Ventures is the first public drilling program sponsored by Reef as the managing general partner, and Reef Global Energy IV, L.P. is the fourth limited partnership offered under that Program. Reef and its affiliate, OREI, have sponsored 61 ventures from 1996 to the present. Among these ventures, (i) eight were dedicated almost exclusively to the purchase of interests in already producing reserves, (ii) one was dedicated primarily to the purchase of interests in already producing reserves but has the ability to use up to 20% of capital raised for development purposes, and (iii) two were dedicated to both the purchase of interests in producing wells and the use of up to 50% of capital raised for development of proven reserves.  We refer to the programs described in clauses (i) and (ii) of the preceding sentence as “income fund” ventures and to the programs described in (iii) as “income and development fund” ventures. Reef and its affiliates have also sponsored 50 drilling ventures since 1996. Together, these ventures have drilled 107 wells (94 by drilling ventures and 13 by income fund and income and development fund ventures). Of the wells drilled by Reef and its affiliates' ventures, 47 were exploratory wells and 60 were developmental wells. Forty-one of the wells drilled were dry holes, and four wells were completed but were non-commercial. Of the 62 wells that were commercial, 44 are still owned by Reef or its affiliates' ventures and are currently producing, one is awaiting connection to a pipeline, five have been plugged and abandoned, seven have been sold and five are currently shut-in. Using this data, approximately 57.9% of the wells drilled by these ventures were completed as commercially producing and 42.1% were dry holes (including the four wells that were completed but failed to become commercial producers). Approximately 4.7% of the wells drilled by our ventures were subsequently abandoned.

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

•                                          Reef was acting on behalf of or performing services for the Partnership; and

•                                          Reef's actions did not constitute negligence or misconduct.

Drilling exploratory wells is riskier than drilling developmental wells.

Many of the wells drilled by Reef and its affiliates since 1996 have been exploratory wells. Drilling exploratory wells involves greater risks of dry holes and loss of the partners’ investment than the drilling of developmental wells.  Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production. The Partnership purchased working interests in five exploratory prospects upon which five wells were drilled, four of which were unsuccessful.

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

Extreme weather conditions may adversely affect drilling operations and distributions.

The Partnership conducts significant operations in the coastal regions of Louisiana and Texas. This area is susceptible to extreme weather conditions, especially those associated with hurricanes. In the event of a hurricane and related storm activity, such as windstorms, storm surges, floods and tornados, Partnership operations in the region may be adversely affected. The occurrence of a hurricane or other extreme weather may harm or delay the Partnership’s operations or distribution of revenues, if any.

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Report.  Specifically, the following statements are forward-looking:

•                                          statements regarding the Partnership’s overall strategy for acquiring prospects, including its intent to diversify the Partnership’s investments;

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.          PROPERTIES.

Drilling Activities and Productive Wells

The Partnership focused its drilling operations in Texas, Louisiana, and in U.S. coastal waters of the Gulf of Mexico. With the available Partnership capital, the Partnership purchased interests in 13 prospects. Seven prospects were in Louisiana, five were in Texas, and one was located in the Gulf of Mexico off the Texas coast. The Partnership also purchased a royalty interest in a field in Louisiana with three productive wells, one of which remains productive as of the date of this report. The Partnership drilled three wells in this field, of which two were unsuccessful and one  was successful but has ceased production. The Partnership drilled 13 wells on these 13 prospects. Four exploratory and two developmental wells were unsuccessful. These six wells were located in Galveston County, Texas, in Jefferson, St. Charles, Plaquemines, and Acadia Parish, Louisiana, and in the Gulf of Mexico. The Partnership completed wells on six of the developmental prospects, of which three are currently productive and one is awaiting re-completion to a second zone expected to be productive. Two of the developmental wells have ceased production and will be plugged and abandoned. The three current productive wells are located in Nueces and Live Oak County, Texas and Acadia Parish Louisiana. The well awaiting re-completion is located in Cameron Parish, Louisiana, and the two wells that have ceased production are located in Jefferson parish, Louisiana and Live Oak County, Texas. The Partnership completed one exploratory well in Galveston County, Texas. Drilling operations have been completed during 2006 with the capital raised by the Partnership.

In August 2006, the managing general partner agreed to pay 100% of the costs for a working interest in a developmental well in Terrebonne Parish, Louisiana. The Partnership has prepaid certain drilling costs related to the well, which was drilling as of December 31, 2006 and which is still drilling as of the date of this report. The cost of the well is expected to total approximately $100,000. These costs are being paid by the Partnership and then reimbursed to the Partnership through additional capital contributions to the Partnership made by Reef.

Proved Oil and Gas Reserves

Net proved oil and gas reserves as of December 31, 2006 and 2005, as prepared by a petroleum engineer employed by RELP, are summarized below. The quantities of proved oil and gas reserves discussed in this section include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. The Partnership had no proved reserves at December 31, 2004.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2005	4,537	401,480
Net proved reserves as of December 31, 2006	1,185	65,178

The standardized measure of discounted future net cash flows as of December 31, 2006 and 2005 is computed by applying the December 31, 2006 and 2005 oil (NYMEX) prices of $57.75 and $61.04 per barrel, respectively, and natural gas (Henry Hub) price of $5.635 and $10.08 per MMBtu, respectively, adjusted by property for energy content, quality and transportation costs, current costs and a discount factor of 10 percent to proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our oil and natural gas reserves. The Partnership had no proved reserves at December 31, 2004, and therefore had no standardized measure of discounted future net cash flows at that date.

Standardized measure of discounted future net cash flows as of December 31, 2005	$2,524,655
Standardized measure of discounted future net cash flows as of December 31, 2006	$139,220

During the years ended December 31, 2006 and 2005, the Partnership recorded property impairment costs totaling $2,805,385 and $5,173,969 as a result of the net capitalized costs of oil and gas properties exceeding the standardized measure of discounted future net cash flows.

ITEM 3.           LEGAL PROCEEDINGS.

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2006, the Partnership had one managing general partner, 128 investor limited partners, and 247 investor general partners. Reef holds a total of 25.028 general partner units and the general and limited investor partners hold 125.000 general partner units and 349.972 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgement of the managing general partner, is not required to meet the Partnership’s obligations will be distributed to the partners at least quarterly in accordance with the Partnership Agreement.

Investor limited and general partnership interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership did not repurchase any units in 2006 and 2005 and has not adopted a unit repurchase program.

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-93399) and declared effective May 31, 2001, Reef filed a post-effective amendment to the Registration Statement on behalf of the Program on September 14, 2001. On January 10, 2002 Reef filed a final prospectus and commenced the offering of units in the Program. All sales of Partnership units were made through the Program's dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The Program filed a prospectus supplement describing the Partnership on September 21, 2004 and commenced offering units. Under the terms of the offering, a minimum of 50 Partnership units at a price of $20,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on November 10, 2004. The Partnership offering consisted of 375 units of limited partner interest and 125 units of general partner interest. The offering period ended on December 2, 2004, at which time all 500 allowable units had been sold. Investor partners purchased 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. Reef also contributes 1% of all leasehold, drilling, and completion costs as incurred. During the years ended December 31, 2006 and 2005 and the period from inception to December 31, 2004, Reef paid $19,918, $63,893 and $0 in connection with this obligation. Reef also retained the interest income earned by the Partnership during 2004 and 2005 totaling $68,585 to be used during the drilling phase of operations.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,652,396 available for Partnership oil and gas operations. As of December 31, 2006, the Partnership had expended $8,501,317 on property acquisitions and prepayments and $112,843 on general and administrative expenses, excluding costs incurred for the well being drilled in Louisiana as of December 31, 2006, for which the managing general partner will pay 100% of the drilling and completion costs. Drilling operations have been completed on the 13 prospects drilled by the Partnership, and the Partnership has no plans to conduct further development operations on any Partnership prospect.

ITEM 6.          SELECTED FINANCIAL DATA.

The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	December 31,	December 31,	Period from Inception (November 10, 2004) to December 31
	2006	2005	2004

Oil and gas sales revenue	$311,888	$113,465	$—
Interest income	7,175	54,820	13,765
Costs and expenses	(3,260,326)	(5,554,339)	(54,891)
Partnership net loss	(2,941,263)	(5,386,054)	(41,126)

Allocation of net loss:
Managing general partner	(161,672)	(325,236)	(756)
General partner units	(731,514)	(1,331,873)	(10,624)
Limited partner units	(2,048,077)	(3,728,945)	(29,746)
Net loss per managing general partner unit	(6,459.63)	(12,994.92)	(30.21)
Net loss per general partner unit	(5,852.12)	(10,654.98)	(85.00)
Net loss per limited partner unit	(5,852.12)	(10,654.98)	(85.00)

Total assets	304,718	3,482,185	9,163,596
Distributions to managing general partner	(12,952)	(11,066)	—
Distributions to investor partners	(89,298)	(60,534)	—
Distributions per general partner unit	188.01	127.45	—
Distributions per limited partner unit	188.01	127.45	—
Distributions per managing general partner unit	517.50	442.14	—

ITEM 7.                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion will assist you in understanding the Partnership’s financial position, liquidity, and results of operations. The information should be read in conjunction with the audited financial statements and notes to financial statements contained herein. The discussion contains historical and forward-looking information.

For a discussion of risk factors that could impact the Partnership’s financial results, please see Item 1A of this Report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 2 to the financial statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the years ended December 31, 2006 and 2005 and the period from inception (November 10, 2004) to December 31, 2004, the Partnership recognized property impairment expense of $2,805,385, $5,173,969, and $0, respectively.

The estimate of proved oil and gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, is prepared by a petroleum engineer employed by RELP utilizing the period end prices and costs as promulgated by the SEC. Reserve engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and gas reserves and will be computed using the units-of-production method based upon this estimate of proved reserves. During the years ended December 31, 2006 and 2005 and the period from inception (November 10, 2004) to December 31, 2004, the Partnership had depreciation, depletion, and amortization expense totaling $247,338, $230,123, and $0, respectively.

The Partnership follows Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” for all productive oil and gas wells drilled by the Partnership. This statement requires the Partnership to estimate the fair value of asset retirement obligations (dismantlement and abandonment of oil and gas wells and site restoration) in the period in which the asset is placed in service. The liability recognized is offset by a corresponding increase in the carrying value of the asset. Each period the liability is accreted to its net present value with a corresponding charge to accretion expense, and the additional asset cost is amortized using the units-of-production method. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded. During the years ended December 31, 2006 and 2005 and the period from inception (November 10, 2004) to December 31, 2004, the Partnership recognized $1,173, $85,037, and $0 of asset retirement obligations and additional capitalized cost in connection with successful wells drilled by the Partnership.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership utilizes the sales method of accounting for recording gas imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2006, 2005, and 2004 the Partnership had no gas imbalance positions.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,416. Reef purchased 25.028 units, or 5.01% of the total units sold, for $425,475. Investor partners purchased 125 general partner units and 349.972 limited partner units for $9,499,441. As of December 31, 2006, Reef has also contributed $83,811 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Syndication and organization costs totaled $1,424,916, leaving capital contributions of $8,583,811 available for Partnership activities. In addition to this amount, the Partnership retained the interest income earned during 2004 and 2005 totaling $68,585 for use during the drilling phase of operations, and therefore had $8,652,396 available for Partnership activities.

Because the Partnership is not allowed to borrow funds or issue partner assessments during the drilling phase of operations, the $8,652,396, plus any additional contributions made by Reef in connection with the 1% obligation mentioned above, is the total amount available to the Partnership for drilling and administrative costs. As of December 31, 2006, drilling operations had been completed on all 13 wells drilled by the Partnership. The Partnership had expended $8,501,317 on property acquisitions and drilling and $112,843 on general and administrative expenses during the drilling phase of operations. Please see Item 1A of this Report on Form 10-K for a list of risk factors that could impact the Partnership. The Partnership distributes to investors the interest income earned subsequent to December 31, 2005 and the net cash flow from successful wells drilled by the Partnership. These funds are not available for drilling activities.

The Partnership had working capital of $20,419 at December 31, 2006.

During 2006, the managing general partner contributed a working interest in a well to the Partnership and agreed to pay all costs associated with the drilling and equipping of the well. The well is located in Terrebonne Parish, Louisiana and drilling operations are expected to be completed by May 30, 2007. If successful, this well, in the opinion of management, has the potential to generate significant cash flows for the Partnership for several years. However, no guarantee of success concerning the drilling of the well can be made. One of the wells operated by RELP that has ceased production has an additional zone that is expected to be productive, and RELP, as operator, has issued a proposal to third party owners of the well seeking their approval to perform the work to re-complete the well in this zone. If approved, the work is expected to be completed prior to June 30, 2007.  The future ability of the partnership to generate revenues in excess of current operating costs greatly depends upon the success of these projects. If these projects are unsuccessful, the Partnership will have very little revenue with which to pay its expenses, and the ability of the Partnership to continue its operations will be greatly impaired.

The Partnership Agreement allows the Partnership to borrow funds or issue assessments of up to $20,000 per unit to the investor partners for subsequent operations deemed necessary to fully develop any of the initial Partnership prospects. The Partnership has no plans for subsequent operations on any of its prospects.

Results of Operations

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

The Partnership incurred a net loss of $2,941,263 for 2006 compared to a loss of $5,386,054 incurred for 2005. Property impairment expense of $2,805,385 was the major reason for the 2006 loss, and was the result of two primary factors. First, the exploration well completed by the Partnership in March 2006, while successful, did not have estimated reserves sufficient to recover the costs of drilling the well, and a second exploration well that was testing at December 31, 2005 was abandoned during 2006 as a dry hole. Secondly, the well performance of several successful Partnership wells completed in 2005 did not meet engineering expectations, which has resulted in a significant reduction of estimated reserves this year.  The property impairment expense for 2005 totaled $5,173,969, and resulted from the fact that the Partnership drilled five dry holes at a cost of $3.08 million and wrote off an additional $2.09 million because the value of estimated reserves discovered was less that the drilling costs of the successful wells.

As mentioned in our September 30, 2006 Form 10-Q, one well, which has historically been the most productive well for the Partnership, began producing significant levels of water during the second quarter of 2006. During the latter quarters of the year, three attempts were made to reduce this water production. All of the attempts proved unsuccessful, and the zone has been abandoned. A re-completion attempt in a new zone expected to be productive has been proposed by RELP as operator of the well, and RELP is currently awaiting approval from third party working interest owners in the well in order to perform this work. While all 13 wells drilled with available Partnership capital have been completed, the managing general partner agreed in August 2006 to pay 100% of the drilling and completion cost for a working interest to be owned by the Partnership in a Louisiana well that is currently drilling as of the date of this report.

Partnership oil and gas revenues for 2006 totaled $311,888 compared to $113,465 for 2005. During 2005, the Partnership had three productive development wells and two productive purchased royalty interest wells, though one of the productive development wells ceased production prior to December 31, 2005. The Partnership had three developmental wells and one exploratory well which began production during 2006.  One of these developmental wells ceased production in September, 2006, and one of the 2005 successful wells ceased production during the fourth quarter of 2006, but is expected to be re-completed in a new zone during 2007. One of the wells in which the Partnership had a royalty interest also ceased production during 2006. As of December 31, 2006, the Partnership had four producing working interest wells and one productive royalty interest well. Approximately $17,000 of the 2006 lease operating expenses were incurred in connection with the three unsuccessful workover attempts to reduce water or shut-off water production from the well described in the preceeding paragraph. General and administrative costs were lower during 2006, primarily as a result of lower legal, accounting, and printing costs associated with SEC filings. We expect general and administrative costs for 2007 to approximate the 2006 levels.

Oil and gas sales revenues for the fourth quarter of 2006 dropped to $68,482 compared to $91,828 during the third quarter, due to declining production from existing wells and because one Partnership well ceased production in September 2006 and another ceased production during the fourth quarter when workover attempts were unsuccessful in reducing and/or shutting off water production from the well. Oil and gas revenues are expected to continue to decline during 2007, pending the results of the well that is currently drilling and being paid for entirely by the managing general partner, and pending the results of the workover in the new zone of the well that ceased production during the fourth quarter of 2006.

Comparison of the Year Ended December 31, 2005 to the Period from Inception (November 10, 2004) thru December 31, 2004

The initial Partnership well began production operations in April 2005. During the year ended December 31, 2005, the Partnership recorded a net loss of $5,386,054, compared to a net loss of $41,126 for the period from inception (November 10, 2004) to December 31, 2004. The Partnership had no substantive oil and gas operations during the period from inception (November 10, 2004) to December 31, 2004 that would provide any meaningful comparisons between 2005 and 2004 operations. The $41,126 loss in 2004 was incurred primarily as a result of $50,000 in expensed organizational costs incurred in connection with the formation of the Partnership.

The loss incurred for 2005 was primarily due to the fact that five of the wells drilled by the Partnership, at a combined cost of $3.08 million, proved to be unsuccessful and were abandoned. In addition, funds spent to drill all other wells and to purchase reserves exceeded the year end standardized measure of discounted future net cash flows from those discovered and purchased reserves by an additional $2.09 million, resulting in total property impairment of $5.17 million.

Partnership operations during 2005 were significantly impacted by hurricanes which struck the Gulf Coast during August and September 2005. Two Partnership wells had completion operations suspended for several months and were not completed as productive wells until the second quarter of 2006. Another Partnership well which began operations in August was subsequently shut-in and damaged by Hurricane Rita in September, and did not produce during the fourth quarter of 2005. Another Partnership well which completed drilling operations during the first quarter of 2006 was unable to produce until May 2006 because a gas plant in the area had not reopened as a result of hurricane related damages.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, 2005, and 2004, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements as of December 31, 2006.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Partnership has not borrowed any funds to date. The partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. The Partnership is permitted to borrow monies or assess partners for developmental activities on the prospects it has drilled, however, at this time the Partnership has no plans to conduct additional activities on any of its existing prospects. Consequently, the Partnership is subject to interest rate risk solely to the extent that changes in interest rates affect general economic conditions.

Commodity Price Risk

The Partnership has not engaged in and does not expect to engage in commodity futures trading or hedging activities or to enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

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

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.                    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef's Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef's Principal Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, Reef’s disclosure controls and procedures were effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in Reef's internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	50	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Kellam Colquitt	59	Chief Operating Officer of RELP
H. Walt Dunagin	49	Executive Vice President—Land Manager of RELP
Laura S. Klein.	47	Drilling Engineering Manager of RELP
John M. Dees	53	Vice President—Operations and Engineering of RELP
Daniel C. Sibley	55	Chief Financial Officer of Reef and of RELP
David M. Tierney	54	Controller—Reef Global Energy Ventures

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, and he also serves as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served in this position with RELP since January 2, 2006 and previously served in this position with its predecessor entity, OREI, since 1987.  Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and gas business in 1976 when he joined Tenneco Oil & Gas Company.  Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

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

H. Walt Dunagin is Executive Vice President—Land Manager of RELP. He has held this position with RELP since January 2, 2006 and previously served in the same position with its predecessor entity, OREI, since 1990. He is a 1979 graduate of the University of Mississippi. Mr. Dunagin began his career doing independent land work for Exxon Co. U.S.A.  Since that time he has performed land work in Alabama, Mississippi, Louisiana, North Dakota, Montana, Oklahoma and Texas. For six years prior to joining OREI, he was directly involved in the sale of producing properties for Mobil, Texaco, Oryx Energy and American Exploration Company. He has been a Certified Professional Landman since 1986 and is a member of the American Association of Petroleum Landmen, Dallas Association of Petroleum Landmen and the International Association of Petroleum Negotiators.

Laura S. Klein is Drilling Engineering Manager of RELP.  She has held this position with RELP since January 2, 2006 and previously served in the same position with its predecessor entity, OREI, since 2000. She is a 1981 graduate of the Colorado School of Mines with a Bachelor's degree in Petroleum Engineering. Since receiving her degree, Ms. Klein has accumulated 25 years of experience as a drilling/completion engineer and as a worldwide rig operations supervisor. From 1996 until joining OREI, she held the position of Senior Staff Drilling Engineer with Mobil's International Drilling Services Unit and oversaw projects in Russia, China, Italy and the North Sea. Ms. Klein also managed recruiting and training for Mobil's worldwide drilling organization. Ms. Klein's professional affiliations include the Society of Petroleum Engineers, the American Association of Drilling Engineers and the American Society of Training and Development.

John M. Dees, P.E. is Vice President-Operations and Engineering of RELP. From 1994 to 2004, Mr. Dees served as a petroleum engineering consultant with Dees Well Completions. Mr. Dees has over 30 years of industry experience. Mr. Dees has conducted well completion engineering and production operations for RELP since January 2, 2006, and was previously with RELP's predecessor entity, OREI, since 2003, when he joined it in a consulting capacity. He holds a Bachelor of Science degree in Chemistry from Southwestern Oklahoma State University and a Masters in Petroleum Engineering from the University of Oklahoma. Prior to consulting for Reef, Mr. Dees worked for Halliburton Services in fracturing fluids, fracturing research engineering, and field operations engineering, as well as for numerous oil and gas companies, including Getty Oil, Sun E&P, and Oryx Energy. Mr. Dees has published several peer-reviewed technical papers and was the inventor of several U.S. and international patents on extreme overbalancing perforating stimulation and resin formation sand control. Mr. Dees is a member of the American Chemical Society and the Society of Petroleum Engineers.

Daniel C. Sibley became Chief Financial Officer of Reef in December 1999. He has served in the same position for RELP since January 2, 2006 and has served in this position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1998, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

David M. Tierney has been employed by RELP since January 2, 2006 and was previously with its predecessor entity, OREI, since March 2001.  Mr. Tierney is the Controller of the Reef Global Energy Ventures partnerships. Mr. Tierney received a Bachelor's degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

Audit Committee and Nominating Committee

Because the Partnership has no directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Partnership has no employees, it does not have a code of ethics.  Employees of the Partnership's managing general partner, Reef, must comply with Reef's Code of Ethics, a copy of which will be provided to investor partners, without charge, upon request made to Reef Oil and Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080, Attention: Daniel C. Sibley.

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

Reef’s “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, nor the 1% interest Reef has as the result of its payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs. Reef purchased 5.01% of the outstanding Partnership units. Reef received a 10% interest as managing general partner of the Partnership and a 1% interest as a result of Reef’s payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs for a total of an 11% interest.  This 11% interest is not represented by partnership units. During 2006, Reef voluntarily gave up its 10% interest received for forming the Partnership, and now has only a 1% interest in the Partnership that is not represented by partnership units.  As a result, Reef has a total interest in the Partnership of 5.96%.

Reef received a management fee of $1,424,916, which is 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef paid all of the Partnership's organization and offering costs, including sales commissions. The Partnership recorded $1,374,916 of this payment as syndication costs, and $50,000 as organization costs in the December 31, 2004 financial statements.

Reef will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2006 and 2005 and the period from inception (November 10, 2004) to December 31, 2005, the Partnership reimbursed Reef $26,468, $7,295 and $15,740, respectively, for technical services costs which have been capitalized as project costs, and $13,666, $10,848 and $2,809, respectively, for administrative costs included as general and administrative expenses.

Operator fees are payable to OREI and RELP on the nine prospects where OREI and RELP serve as operator. OREI and RELP receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well. During the years ended December 31, 2006 and 2005 and the period from inception (November 10, 2004) to December 31, 2004, the Partnership paid operator fees totaling $4,507, $27,954 and $751 to RELP and OREI. RELP (previously OREI) serves as operator for nine Partnership prospects upon which five successful and four unsuccessful wells have been drilled to date. Of the five successful wells drilled, three are currently producing and one is awaiting re-completion, and one has ceased production.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2006 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

Person or Group	Number of Units Beneficially Owned	Percent of Total Partnership Units Outstanding	Percentage of Total Partnership Interests Beneficially Owned
Reef Oil & Gas Partners, L.P. (1)	25.028	5.00%	4.96%
Reef Oil & Gas Partners, L.P. (1)	—	—	1.00%

(1) Reef Oil & Gas Partners, L.P.’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

The managing general partner holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. In addition to this 1% interest not represented by Partnership units, Reef purchased 5.01% of the 500 Partnership units and, therefore, holds 5.01% of the 99% interest in the Partnership (4.96%) held by the unit holders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reef is the managing general partner of the Partnership.  Along with its affiliates, Reef has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership. See Item 11. – Executive Compensation.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

	2006	2005	2004
Audit fees	$44,220	$56,235	$35,000
Tax fees	$615	$1,750	$1,700

Fees for tax services are for review of the Partnership’s tax return.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheets	F-2
	Statements of Operations	F-3
	Statements of Partnership Equity	F-4
	Statements of Cash Flows	F-5
	Notes to Financial Statements	F-6

	2. Financial Statement Schedules	None

3. Exhibits

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

Date: April 17, 2007	REEF GLOBAL ENERGY IV, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Mauceli	Manager and Member of the general partner of Reef	April 17, 2007
Michael J. Mauceli	Oil & Gas Partners, L.P. (Principal Executive Officer)

/s/ Daniel C. Sibley	Chief Financial Officer (Principal Financial Officer	April 17, 2007
Daniel C. Sibley	and Principal Accounting Officer)

Reef Global Energy IV, L.P.

Financial Statements

For the Years Ended December 31, 2006 and 2005 and the Period from

Inception (November 10, 2004) to December 31, 2004

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy IV, L.P.

We have audited the accompanying balance sheets of Reef Global Energy IV, L.P. as of December 31, 2006 and 2005, and the related statements of operations, partnership equity, and cash flows for the years ended December 31, 2006 and 2005 and the period from inception (November 10, 2004) to December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy IV, L.P. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period from inception (November 10, 2004) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the future ability of the Partnership to generate revenues in excess of operating costs depends upon the success of certain drilling projects, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Dallas, Texas

April 6, 2007

Reef Global Energy IV, L.P.

Balance Sheets

December 31,	2006	2005

Assets

Current assets:
Cash and cash equivalents	$83,061	$757,983
Accounts receivable from affiliates	27,920	10,446
Accrued interest receivable	—	356
Total current assets	110,981	768,785

Property and equipment:
Oil and gas properties, full cost method of accounting	8,596,035	7,928,747
Drilling in progress	27,920	188,745
Prepaid drilling costs	26,597	—
Accumulated depreciation and depletion	(8,456,815)	(5,404,092)
Net property and equipment	193,737	2,713,400

Total assets	$304,718	$3,482,185

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$226	$32,908
Accounts payable to affiliates	90,336	235,993
Total current liabilities	90,562	268,901

Noncurrent liabilities:
Asset retirement obligation	94,718	87,725
Total non-current liabilities	94,718	87,725

Partnership Equity
General partners	24,716	779,731
Limited partners	69,198	2,183,072
Managing general partner	25,524	162,756
Partnership equity	119,438	3,125,559

Total liabilities and partnership equity	$304,718	$3,482,185

See accompanying notes to financial statements.

Reef Global Energy IV, L.P.

Statements of Operations

	Year ended December 31	Year ended December 31	Period from inception (November 10, 2004) to December 31,
	2006	2005	2004

Revenues:
Oil and gas sales	$311,888	$113,465	$—
Total revenues	311,888	113,465	—

Costs and expenses:
Lease operating expenses	110,103	36,583	—
Production taxes	17,465	3,024	—
General and administrative expenses	74,215	107,952	4,891
Organization expenses	—	—	50,000
Accretion of asset retirement obligation	5,820	2,688	—
Depreciation, depletion and amortization	247,338	230,123	—
Property impairment	2,805,385	5,173,969	—
Total costs and expenses	3,260,326	5,554,339	54,891

Loss from operations	(2,948,438)	(5,440,874)	(54,891)

Other income:
Interest income	7,175	54,820	13,765
Total other income	7,175	54,820	13,765

Net loss	$(2,941,263)	$(5,386,054)	$(41,126)

Net loss per general partner unit	$(5,852.12)	$(10,654.98)	$(85.00)
Net loss per limited partner unit	$(5,852.12)	$(10,654.98)	$(85.00)
Net loss per managing general partner unit	$(6,459.63)	$(12,994.92)	$(30.21)

 See accompanying notes to financial statements.

Reef Global Energy IV, L.P.

Statements of Partnership Equity

For the Years Ended December 31, 2006 and 2005, and the Period

from Inception (November 10, 2004) to December 31, 2004

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Partner contributions, net of syndication costs	125.000	$2,138,159	349.972	$5,986,366	25.028	$425,475	500.000	$8,550,000
Net loss	—	(10,624)	—	(29,746)	—	(756)	—	(41,126)
Balance at December 31, 2004	125.000	$2,127,535	349.972	$5,956,620	25.028	$424,719	500.000	$8,508,874

Balance at December 31, 2004	125.000	$2,127,535	349.972	$5,956,620	25.028	$424,719	500.000	$8,508,874
Partner contributions	—	—	—	—	—	74,339	—	74,339
Partner distributions	—	(15,931)	—	(44,603)	—	(11,066)	—	(71,600)
Net loss	—	(1,331,873)	—	(3,728,945)	—	(325,236)	—	(5,386,054)
Balance at December 31, 2005	125.000	$779,731	349.972	$2,183,072	25.028	$162,756	500.000	$3,125,559

Distribution amount per partnership unit		$127.45		$127.45		$442.14

Balance at December 31, 2005	125.000	$779,731	349.972	$2,183,072	25.028	$162,756	500.000	$3,125,559
Partner contributions	—	—	—	—	—	37,392	—	37,392
Partner distributions	—	(23,501)	—	(65,797)	—	(12,952)	—	(102,250)
Net loss	—	(731,514)	—	(2,048,077)	—	(161,672)	—	(2,941,263)
Balance at December 31, 2006	125.000	$24,716	349.972	$69,198	25.028	$25,524	500.000	$119,438

Distribution amount per partnership unit		$188.01		$188.01		$517.50

See accompanying notes to financial statements.

Reef Global Energy IV, L.P.

Statements of Cash Flows

	2006	2005	Period from inception (November 10, 2004) to December 31, 2004

Operating Activities
Net loss	$(2,941,263)	$(5,386,054)	$(41,126)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	247,338	230,123	—
Property impairment	2,805,385	5,173,969	—
Accretion of asset retirement obligation	5,820	2,688	—
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued interest receivable	356	(51)	(305)
Accounts payable	(15,670)	14,790	1,106
Accounts payable to affiliates	53,294	5,862	4,712
Net cash provided by (used in) operating activities	155,260	41,327	(35,613)

Investing Activities
Property acquisition and development	(747,850)	(4,704,004)	(3,086,020)
Net cash used in investing activities	(747,850)	(4,704,004)	(3,086,020)

Financing Activities
Partner capital contributions	19,918	489,368	9,499,441
Syndication costs	—	—	(1,374,916)
Partner distributions	(102,250)	(71,600)	—
Net cash provided by (used in) financing activities	(82,332)	417,768	8,124,525

Net increase (decrease) in cash and cash equivalents	(674,922)	(4,244,909)	5,002,892
Cash and cash equivalents at beginning of period	757,983	5,002,892	—
Cash and cash equivalents at end of period	$83,061	$757,983	$5,002,892

Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$27,920	10,446	$425,475
Non-cash investing transactions:
Property additions included in accounts payable	$—	17,012	$—
Property additions included in accounts payable to affiliates	$26,468	225,419	$648,904
Property additions and asset retirement obligation	$1,173	85,037	$—

See accompanying notes to financial statements.

Reef Global Energy IV, L.P.

Notes to Financial Statements

December 31, 2006

1. Organization and Basis of Presentation

Reef Global Energy IV, L.P. (the Partnership) is the fourth in a series of five Nevada limited partnerships comprising a program called Reef Global Energy Ventures (the Program), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the SEC) on May 31, 2001. In order to be formed, each partnership was required to sell a minimum of 50 partnership units at $20,000 per unit, including units purchased by the managing general partner. A maximum of 500 units could be sold in each partnership, consisting of a maximum of 375 limited partner units and a maximum of 125 general partner units. Investor funds were held in escrow and were subject to reimbursement with interest if the minimum number of units was not sold. The Program filed a prospectus supplement with the SEC on September 21, 2004 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on November 10, 2004. The Partnership offering closed December 2, 2004, with sales to outside investors totaling 125 general partner units and 349.972 limited partner units.

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (Reef) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (investor partners). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest was not represented by Partnership units. In addition, Reef purchased 5.01% of the Partnership units and, therefore, held 5.01% of the 89% interest in the Partnership (4.46%) held by the unit holders. Effective August 1, 2006, Reef reduced the interest it received as compensation for forming the Partnership from 10% to 5%, and effective November 1, 2006 it reduced this interest from 5% to 0%. Therefore, effective November 1, 2006, Reef holds a 1% interest in the partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 1% interest is not represented by Partnership units. Effective November 1, 2006 Reef holds 5.01% of the 99% interest in the Partnership (4.96%) held by the unit holders. The Partnership primarily purchased working interests in exploratory and developmental drilling prospects and drilled oil and gas wells located onshore in the continental United States and in U.S. coastal waters in the Gulf of Mexico. Drilling operations have been completed with the capital raised by the Partnership (see Note 8). Other partnerships formed as a part of this Program, as well as other private drilling partnerships managed by Reef also own interests in some of these wells. In instances where Reef affiliated entities own a majority interest in a well, the well may be operated by OREI, Inc. (OREI) or Reef Exploration, L.P. (RELP), affiliates of the managing general partner.

During the year following completion of the drilling phase of the Partnership, all investor general partner units will be converted into limited partner units. Such conversion of all general partner units to limited partner units will take place during 2007.  Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, certain expense items are allocated differently between the managing general partner and the investor partners. Prior to August 1, 2006, cash distributions to partners of the net cash flow from interest income and oil and gas sales revenues, less operating, general and administrative, and other costs were distributed 15.46% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.54% to investor partners. Effective November 1, 2006, cash distributions are distributed 5.96% to the managing general partner (based upon the 1% interest not represented by units and the 4.96% interest represented by Partnership units) and 94.04% to investor partners.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank. The carrying value of the Partnership’s cash equivalents approximates fair value.

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

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

Organization and Syndication Costs

Organization and syndication costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements for the period from inception (November 10, 2004) to December 31, 2004. Syndication costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $1,374,916 during 2004, have been recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the years ended December 31, 2006 and 2005, and the period from inception (November 10, 2004) to December 31, 2004, the Partnership recognized property impairment costs totaling $2,805,385, $5,173,969, and $0, respectively.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2006 and 20005.

	2006	2005
Beginning asset retirement obligation	$87,725	$—
Additions related to new properties	1,173	85,037
Accretion expense	5,820	2,688
Ending asset retirement obligation	$94,718	$87,725

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of oil and gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership utilizes the sales method of accounting for recording imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions are recorded in the financial statements. As of December 31, 2006 and 2005, the Partnership had no gas imbalance positions.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2006, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $1.36 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Reclassifications

Certain information provided for prior years has been reclassified to conform to the current year presentation adopted as of December 31, 2006.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157). This standard clarifies the principal that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition, if any. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

3. Transactions with Affiliates

The Partnership has no employees. RELP, an affiliate of Reef formed in 2005, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. Prior to January 2, 2006, OREI, another Reef affiliate, employed this staff of employees. On January 2, 2006, the employees of OREI were transferred to RELP. In addition, during 2006 RELP assumed from OREI well operator status for all wells previously operated by OREI. The Partnership reimburses RELP and OREI for technical and administrative services at cost. During the years ended December 31, 2006 and 2005, and the period from inception (November 10, 2004) to December 31, 2004, the Partnership incurred technical services and administrative costs totaling $40,134, $18,143, and $18,549, respectively. Of these amounts, $26,468, $7,295, and $15,740 represent technical services costs capitalized as project costs, and $13,666, $10,848, and $2,809 represent administrative costs included as general and administrative expenses.

Accounts receivable from affiliates totaled $27,920 and $10,446 as of December 31, 2006 and 2005, respectively. The December 31, 2006 balance consists of drilling costs related to a Partnership well for which Reef is paying 100% of the drilling cost (See Note 8). The December 31, 2005 balance consists of the 1% of leasehold, drilling, and completion costs which Reef is required to pay in addition to the 4.96% of these costs it pays related to its ownership of units. The Partnership settles its balances with Reef on a quarterly basis.

Accounts payable to affiliates totaled $90,336 and $235,993 at December 31, 2006 and 2005. RELP currently processes joint interest billings and revenue payments on behalf of the Partnership, and OREI processed certain joint interest charges and revenue payments prior to 2006.  The December 31, 2006 balance due is for technical and administrative services costs provided by RELP, as well as for joint interest charges net of revenue payments processed by RELP on behalf of the Partnership. The December 31, 2005 payable includes $230,347 representing technical and administrative services costs provided by OREI, as well as for joint interest charges, net of revenue payments processed by OREI. The balance includes $5,166 due Reef for reimbursement of third party invoices paid by Reef. The Partnership settles its balances with RELP, OREI, and Reef on a quarterly basis.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interests in the well. During the years ended December 31, 2006 and 2005 and the period from inception (November 10, 2004) to December 31, 2004, the Partnership paid drilling overhead fees totaling $199, $26,182, and $751 to RELP and OREI. During the years ended December 31, 2006 and 2005 and the period from inception (November 10, 2004) to December 31, 2004, the Partnership paid $4,308, $1,772, and $0 in operating overhead fees to RELP and OREI.

Reef entered into three agreements (the CMI Agreements) with Challenger Minerals, Inc. (CMI), a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions.  The CMI Agreements allowed Reef the opportunity to review and selectively participate in exploratory and developmental prospects either originated or previewed by CMI. Reef paid CMI for the geological and geophysical services provided by CMI under the CMI Agreements.

Prospects approved for acquisition by Reef under these agreements were assigned to this Partnership as well as other limited partnerships formed as part of the Program. Each partnership formed as a part of the Program paid Reef a reimbursement, on a pro rata basis, of the fees paid by Reef to CMI under the CMI agreements. The total fees paid by the five partnerships equaled the amount of fees paid by Reef to CMI. The payment was based upon the total Partnership capital contributions of each partnership in the Program. The amount of the fees reimbursed to Reef by this Partnership was $314,380, and was paid in January 2005. This amount was capitalized as geological and geophysical costs as of December 31, 2004 in accordance with the full cost method of accounting for oil and gas properties. The CMI Agreements have been allowed to expire.

4. Prepaid Drilling Costs

At December 31, 2006, the Partnership had prepaid $26,597 in connection with intangible drilling costs to be incurred on a well in which the Partnership has a working interest and which is drilling at December 31, 2006.

5. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2006, three marketers and one operator purchased 32.9%, 21.8%, 13.4%, and 23.0% of the Partnership’s oil and gas revenues, respectively. During the year ended December 31, 2005, one marketer and one operator purchased all of the Partnership’s products and accounted for 75.6% and 24.4% of the Partnership’s oil and gas revenues, respectively. As of December 31, 2004, the Partnership had no oil and gas production and, therefore, had no customers. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

7. Partnership Equity

Sales of Partnership units began on September 21, 2004. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 50 units. The Partnership was formed on November 10, 2004, and the sale of Partnership units was closed on December 2, 2004 when all 500 Partnership units were sold. The Partnership raised $9,499,441 from the sale of 474.972 Partnership units to investor partners. Reef purchased the remaining 25.028 units (5.01%) for $425,475. Reef also contributed 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.96%) of the leasehold, drilling, and completion costs paid by the Partnership. In connection with this obligation, Reef paid $19,918, $63,893, and $0 during the years ended December 31, 2006 and 2005 and the period from inception (November 10, 2004) to December 31, 2004.  The Partnership also retained the interest income earned during 2004 and 2005, totaling $68,585, for use during the drilling phase of the Partnership.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for Partnership organization and syndication costs, including sales commissions. These costs totaled $1,424,916, leaving net capital contributions of $8,652,396 available for Partnership oil and gas activities. Of the $1,424,916, syndication costs were $1,374,916 and organization costs were $50,000.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

8. Partnership Projects

During 2004-2006, the Partnership utilized the $8,652,396 of net capital contributions to drill thirteen wells and to purchase royalty interests in a field in Louisiana with three producing oil and gas properties. As of December 31, 2006 the Partnership has completed the drilling phase of operations. The Partnership drilled six successful developmental wells and one successful exploratory well, four of which are still productive, and drilled two developmental dry holes and four exploratory dry holes. One of the royalty interest properties purchased by the Partnership is still productive.

In August 2006, the managing general partner agreed to pay 100% of the costs for a working interest in a developmental well in Louisiana. The Partnership has prepaid certain drilling costs related to the well, which was drilling as of December 31, 2006 and which is still drilling as of April 4, 2007. The managing general partner reimburses the well costs to the Partnership as incurred. The cost of the well to the managing general partner is expected to total approximately $100,000. As of December 31, 2006 the Partnership had incurred $27,920 of costs classified on the accompanying balance sheet as drilling in progress. The managing general partner paid this amount to the Partnership during the first quarter of 2007, and the amount is classified as an account receivable from affiliates and as a capital contribution on the accompanying balance sheet.

During 2006, OREI transferred operator status for all properties operated by OREI to RELP. RELP serves as operator of nine of the wells drilled by the Partnership. Four of these wells were unsuccessful and five were successful wells, of which four are still productive.

9. Plan for Business Continuation

During 2006, the managing general partner contributed a working interest in a well to the Partnership and agreed to pay all costs associated with the drilling and equipping of the well. The well is located in Terrebonne Parish, Louisiana and drilling operations are expected to be completed by May 30, 2007. If successful, this well, in the opinion of the managing general partner, has the potential to generate significant cash flows for the Partnership. However, no guarantee of success concerning the drilling of the well can be made. One of the wells operated by RELP that has ceased production has an additional zone that is expected to be productive, and RELP, as operator, has issued a proposal to third party owners of the well seeking their approval to perform the work to re-complete the well in this zone. If approved, the work is expected to be completed prior to June 30, 2007.  The future ability of the partnership to generate revenues in excess of current operating costs greatly depends upon the success of these projects. If these projects are unsuccessful, the Partnership could be unable to fund its operating costs.  Failure of these projects could cause us to cease our operations and liquidate the Partnership’s assets.

10. Supplemental Information on Oil & Gas Exploration and Production Activities (Unaudited)

Capitalized Costs

The capitalized costs of oil and gas properties are as follows:

December 31,	2006	2005

Oil and gas properties:
Full cost pool	$8,596,035	$7,929,219
Drilling in progress	54,517	188,273
Total oil and gas properties	8,650,552	8,117,492
Accumulated depreciation, depletion and impairment	(8,456,815)	(5,404,092)
Net oil and gas property	$193,737	$2,713,400

Costs Incurred

Costs incurred in property acquisition, exploration, development, and production activities consisted of the following:

	2006	2005

Oil and gas properties:
Property acquisition of proved reserves	$--	$523,554
Exploration costs	32,266	1,998,052
Development costs	499,621	1,775,925
Asset retirement obligation	1,173	85,037
Production costs	127,568	39,607
Total costs incurred	$660,628	$4,422,175

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

	2006	2005

Oil and gas properties:
Oil sales	$65,467	$12,144
Gas sales	246,421	101,321
Production costs	(127,568)	(39,607)
Depreciation , depletion and impairment	(3,052,723)	(5,404,092)
Accretion of asset retirement obligation	(5,820)	(2,688)
Results of producing activities	$(2,874,223)	$(5,332,922)

Oil BBL sold	1,014	212
Gas MCF sold	32,636	11,019
Average sales price per BBL sold	$64.56	$57.28
Average sales price per MCF sold	$7.55	$9.20
Production cost per BOE	$19.77	$19.33

Oil and Gas Reserves

The following information describes changes during the year and balances of proved oil and gas reserves as of December 31, 2006 and 2005. The definitions used are in accordance with applicable Securities and Exchange Commission regulations.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based upon future conditions. The estimates for 2006 and for 2005 utilize the December 31 oil (NYMEX) price of $57.75 and $61.04 per BBL, respectively, and natural gas (Henry Hub) price of $5.635 and $10.08 per MMBtu, respectively, adjusted by property for energy content, quality and transportation costs. Additional development costs required to recover these proved reserves are estimated at approximately $13,923 and $146,000 as of December 31, 2006 and 2005, respectively. All of the Partnership’s reserves are located in the United States.

The reserves in the following table are reserves owned by the Partnership. The reserves stated below include royalty interests and exclude quantities due others.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved developed reserves for properties owned by the Partnership:
Reserves at December 31, 2004	—	—	—
Purchases of reserves in place	19	3,801	653
New discoveries	4,730	408,698	72,846
Production	(212)	(11,019)	2,049)
Reserves at December 31, 2005	4,537	401,480	71,450

Revisions of previous estimates	(2,395)	(304,084)	(53,076)
New discoveries	57	418	127
Production	(1,014)	(32,636)	(6,453)
Reserves at December 31, 2006	1,185	65,178	12,048

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

December 31,	2006	2005
Oil and gas properties owned by the Partnership:
Future cash inflows from sales of oil and gas	$548,350	$4,561,530
Future production costs	(240,069)	(931,286)
Asset retirement obligations	(152,670)	(150,422)
Future development costs	(13,923)	(146,180)
Future net cash flows	141,688	3,333,642
Effect of discounting net cash flows at 10%	(2,468)	(808,977)
Discounted future net cash flows	$139,220	$2,524,665

Changes in Standardized Measure of Discounted Future Net Cash flows Relating to Proved Oil and Gas Reserves

December 31,	2006	2005
Oil and gas properties owned by the Partnership:
Standardized measure at beginning of period	$2,524,655	$—
Extensions and discoveries	2,726	2,566,027
Purchase of minerals in place	—	29,798
Net change in sales price, net of production costs	(2,149,101)	—
Revisions of quantity estimates	(673,318)	—
Changes in production timing rates	360,292	—
Accretion of discount	252,466	—
Sales net of production costs	(178,500)	(71,170)
Net increase (decrease)	(2,385,445)	2,524,655
Standardized measure at end of year	$139,220	$2,524,655

EXHIBIT INDEX

3.1

Form of Limited Partnership Agreement (incorporated by reference to Appendix A to the prospectus filed as part of Post-Effective Amendment No. 1 to Registration Statement on Form S-1, SEC File No.333-93399, as filed with the SEC on September 14, 2001).

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