Form 10-Q
period 2007-03-31
Reef Global Energy IV, L.P.
filed 2007-05-15
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 14, 2007, the registrant had 25.028 units held by the managing general partner, 125.000 units of additional general partner interest and 349.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.
Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	March 31,	December 31
	2007	2006
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$83,667	$83,061
Accounts receivable from affiliates	31,551	27,920
Total current assets	115,218	110,981

Property and equipment:
Oil and gas properties, full cost method of accounting	8,398,780	8,596,035
Drilling in progress	59,745	27,920
Prepaid drilling costs	2,559	26,597
Accumulated depreciation and depletion	(8,345,314)	(8,456,815)
Net property and equipment	115,770	193,737

Total assets	$230,988	$304,718

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$10	$226
Accounts payable to affiliates	43,367	90,336
Total current liabilities	43,377	90,562

Noncurrent liabilities:
Asset retirement obligation	128,872	94,718
Total non-current liabilities	128,872	94,718

Partnership Equity
General partners	1,611	24,716
Limited partners	4,510	69,198
Managing general partner	52,618	25,524
Partnership equity	58,739	119,438

Total liabilities and partnership equity	$230,988	$304,718

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Operations

	For the three months ended March 31 (unaudited)
	2007	2006

Revenues:
Oil and gas sales	$36,536	$71,777
Total revenues	36,536	71,777

Costs and expenses:
Lease operating expenses	13,540	13,195
Production taxes	2,255	1,989
General and administrative expenses	9,026	24,999
Accretion of asset retirement obligation	34,154	1,409
Depreciation, depletion and amortization	14,992	97,045
Property impairment	56,256	2,153,374
Total costs and expenses	130,223	2,292,011

Loss from operations	(93,687)	(2,220,234)

Other income:
Interest income	334	3,458
Total other income	334	3,458

Net loss	$(93,353)	$(2,216,776)

Net loss per general partner unit	$(184.84)	$(4,395.47)
Net loss per limited partner unit	$(184.84)	$(4,395.47)
Net loss per managing general partner unit	$(222.17)	$(5,156.19)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.
Condensed Statements of Cash Flows

	For the three months ended March 31,(unaudited)
	2007	2006

Operating Activities
Net loss	$(93,353)	$(2,216,776)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	14,992	97,045
Property impairment	56,256	2,153,374
Accretion of asset retirement obligation	34,154	1,409
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	—	(8,097)
Accounts payable	(216)	(15,896)
Accounts payable to affiliates	(40,250)	(6,507)
Net cash provided by (used in) operating activities	(28,417)	4,552

Investing Activities
Property acquisition and development	—	(406,598)
Net cash used in investing activities	—	(406,598)

Financing Activities
Partner capital contributions	29,023	10,446
Syndication costs	—	—
Partner distributions	—	(22,000)
Net cash provided by (used in) financing activities	29,023	(11,554)

Net increase (decrease) in cash and cash equivalents	606	(413,600)
Cash and cash equivalents at beginning of period	83,061	757,983
Cash and cash equivalents at end of period	$83,667	$344,383

Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$31,551	$2,126
Non-cash investing transactions:
Property additions included in accounts payable to affiliates	$—	$48,487
Property additions and asset retirement obligation	$—	$1,173

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2007

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy IV, L.P. (the Partnership), formed under Reef Global Energy Ventures (the Program), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2007. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2006 (the 2006 10-K).

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three month periods ended March 31, 2007 and 2006, the Partnership recognized property impairment expense of $56,256 and $2,153,374.

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

The following table summarizes the Partnership’s asset retirement obligation for the three months ended March 31, 2007 and the year ended December 31, 2006.

	Three months ended March 31, 2007	2006
Beginning asset retirement obligation	$94,718	$87,725
Additions related to new properties	—	1,173
Accretion expense	34,154	5,820
Ending asset retirement obligation	$128,872	$94,718

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three month periods ended March 31, 2007 and 2006, the Partnership incurred $1,308 and $4,067 of administrative costs, respectively.

RELP processes revenues and joint interest billings on behalf of the Partnership. At March 31, 2007, the Partnership had net invoices totaling $42,059 due to RELP. The Partnership owed RELP $1,308 for administrative costs provided by RELP. The Partnership settles its balances with RELP on a quarterly basis.

Reef Oil & Gas Partners, L.P (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to having purchased 5.01% of the Partnership units. During the three month periods ended March 31, 2007 and 2006, this 1% obligation totaled $(274) and $2,126. Reef has also agreed to pay 100% of the drilling costs for a well currently being drilled by the Partnership. In connection with this obligation, Reef owes $31,825 to the Partnership for drilling costs incurred during the first quarter of 2007. Amounts owed to the Partnership are shown as accounts receivable from affiliates on the condensed balance sheets. The Partnership settles its balances with Reef on a quarterly basis.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three month periods ended March 31, 2007 and 2006 is detailed below:

For the three months ended March 31, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(5,560)	$(222.17)
General partner units	125.000	(23,105)	(184.84)
Limited partner units	349.972	(64,688)	(184.84)
Total	500.000	$(93,353)

For the three months ended March 31, 2006

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(129,049)	$(5,156.19)
General partner units	125.000	(549,434)	(4,395.47)
Limited partner units	349.972	(1,538,293)	(4,395.47)

Total	500.000	$(2,216,776)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Partnership’s financial position, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the related notes thereto, included in the 2006 10-K.

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

Reef, as managing general partner, initially received a 10% interest in the Partnership as compensation for forming the Partnership, and also received a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest was not represented by Partnership units. In addition, Reef purchased 5.01% of the Partnership units and, therefore, held 5.01% of the 89% interest in the Partnership (4.46%) held by the unit holders. Effective August 1, 2006, Reef reduced the interest it received as compensation for forming the Partnership from 10% to 5%, and effective November 1, 2006 it reduced this interest from 5% to 0%. Therefore, effective November 1, 2006, Reef holds a 1% interest in the partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 1% interest is not represented by Partnership units. Effective November 1, 2006 Reef holds 5.01% of the 99% interest in the Partnership (4.96%) held by the unit holders.

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

The Partnership operates solely in the United States. RELP, an affiliate of the managing general partner, and its predecessor entity OREI, Inc. have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987. Seven Partnership prospects are located in Louisiana, five are located in Texas, and one is located in United States coastal waters in the Gulf of Mexico.

The Partnership does not operate in any other industry segment. The Partnership is permitted but has not and is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the 2006 10-K.

Liquidity and Capital Resources

For the reasons described below, Partnership management believes that, unless certain drilling and re-completion projects are successful, cash on hand and cash flow generated by the Partnership will not be adequate to fund the operation of its business beyond a short period of time.  The Partnership has working capital of $71,841 at March 31, 2007 from which to pay operations costs. Drilling activities on the thirteen Partnership prospects were completed in 2006, and the Partnership has no plans to issue voluntary cash calls to partners for additional developmental drilling on any of the prospects.

The total capital initially available to the Partnership, net of organization and syndication costs, was $8,500,000. As of March 31, 2007, the Partnership has also received $84,913 in additional capital contributions from Reef representing its obligation to pay for 1% of all leasehold, drilling, and completion costs. The Partnership also retained the interest income earned during 2004 and 2005 totaling $68,585 for use during the drilling phase of operations, resulting in total funds available of approximately $8.653 million.

The Partnership purchased interests in thirteen prospects upon which thirteen wells have been drilled. These wells completed drilling operations in February 2006 and all successful wells were operational as of July 2006.  The Partnership expended approximately $8.607 million during the drilling phase of operations. The Partnership does not expect to incur additional costs associated with the initial drilling of these thirteen wells. The Partnership has also accrued approximately $129,000 as the estimated abandonment liability associated with successful wells drilled by the Partnership. The Partnership expended approximately $4.002 million in connection with six unsuccessful wells drilled, approximately $3.970 million on seven wells completed as productive wells, $0.523 million on the purchase of a royalty interest in a field in Louisiana, and $0.112 million in general and administrative expenses. In addition, Reef, as managing general partner, agreed in July 2006 that it would pay 100 % of the cost for a working interest in a well in Louisiana currently drilling. Reef will make an additional capital contribution to the Partnership, estimated at approximately $130,000, to pay for the drilling cost associated with this well.

Our independent registered public accounting firm’s opinion on our December 31, 2006 audited financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since its inception, the Partnership has expended its operating capital on drilling for oil and natural gas. The drilling operations that the Partnership has undertaken so far have not resulted in the discovery or exploitation of sufficient oil and/or gas reserves to recover all of the Partnership’s investment in Partnership wells. The December 31, 2006 estimate of the Partnership’s oil and gas reserves and future cash flows raises doubts about the future ability of the Partnership to generate oil and gas revenues in excess of current operating costs. The managing general partner has contributed to the Partnership, free of cost to the Partnership, a working interest in a well currently being drilled. If successful, this well, in the opinion of the managing general partner, has the potential to generate significant cash flows to the Partnership. Another well drilled by the Partnership and shut-in at December 31, 2006 was re-completed in a new zone on May 11, 2007. Initial results of the recompletion are positive, with the well averaging 650,000 cubic feet of natural gas per day and 2 barrels of oil per day for the period ending May 13, 2007. The Partnership owns an 11% revenue interest in the production from this well.  The future ability of the Partnership to generate revenues in excess of operating costs greatly depends upon the success of these projects. If these projects are not successful, we could be unable to fund our operating costs. Failure of these projects could cause us to cease our operations and liquidate the Partnership’s assets.

Results of Operations

Three months ended March 31, 2007 and March 31, 2006

The Partnership incurred a net loss of $2,216,776 during the three month period ended March 31, 2006. The Partnership incurred property impairment cost of $2,153,374 during the quarter, due primarily to the fact that performance levels from the three productive working interest and two productive royalty interest wells caused a reduction in the estimate of proved reserves expected to be recovered from those wells. During this quarter three of the seven productive wells drilled by the Partnership were producing oil and gas, one well had ceased production during 2005, and three wells had not yet begun production operations. Two royalty interests purchased by the Partnership were also producing oil and gas. Oil and gas revenues totaled $71,777.

During the quarter ended March 31, 2007, Partnership oil and gas revenues totaled only $36,536 compared to $71,777 during the first quarter of 2006. One of the royalty interest wells and one of the working interest wells which were productive during the three months ended March 31, 2006 had ceased production prior to 2007. The other three wells experienced significant declines in the rates of production during 2006, and revenues from these three comparable wells was $59,609 during the three months ended March 31, 2006 compared to only $20,143 during the three months ended March 31, 2007. While the Partnership completed three additional productive wells subsequent to March 31, 2006, two of which were productive during the first quarter of 2007, the Partnership failed to discover reserves significant enough to offset the declining production rates from wells drilled prior to 2006. The Partnership incurred a net loss of $93,353 during the first quarter of 2007. Property impairment costs totaled $56,256 due to reductions in reserve estimates caused by production decline rates greater than previously estimated.

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

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, Reef’s disclosure controls and procedures were effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended March 31, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in the 2006 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2006 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in the 2006 10-K.

The 2006 10-K contained the following risk factor concerning the ability of the Partnership to continue as a going concern. This risk factor continues to be valid as of March 31, 2007. One of the projects referred to in the paragraph below has been completed as of the date of this report, and all are expected to be completed prior to June 30, 2007.

The Partnership’s ability to continue as a going concern depends upon the success of drilling and re-completion projects which will take place during 2007.

Our independent registered public accounting firm’s opinion on our December 31, 2006 audited financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since its inception, the Partnership has expended its operating capital on drilling for oil and natural gas. The drilling operations that the Partnership has undertaken so far have not resulted in the discovery or exploitation of sufficient oil and/or gas reserves to recover all of the Partnership’s investment in Partnership wells. The December 31, 2006 estimate of the Partnership’s oil and gas reserves and future cash flows raises doubts about the future ability of the Partnership to generate oil and gas revenues in excess of current operating costs. The managing general partner has contributed to the Partnership, free of cost to the Partnership, a working interest in a well currently being drilled. If successful, this well, in the opinion of the managing general partner, has the potential to generate significant cash flows to the Partnership. Another well drilled by the Partnership is currently shut-in and is awaiting the approval of third party working interest owners to re-complete the well in a new zone expected to be productive.  The future ability of the Partnership to generate revenues in excess of operating costs greatly depends upon the success of these projects. If these projects are not successful, we could be unable to fund our operating costs. Failure of these projects could cause us to cease our operations and liquidate the Partnership’s assets.

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

During the offering period, the Partnership sold 474.972 units to investor partners, consisting of 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,500,000 available for Partnership oil & gas operations. In addition, the Partnership has available $68,585 of interest income and $84,913 of additional capital contributions from Reef in connection with its obligation to pay 1% of all leasehold, drilling and completion costs, for a total of $8.653 million. As of March 31, 2007 the Partnership had expended $8.607 million on oil and gas operations, and has accrued an estimated abandonment liability of approximately $129,000 in connection with successful wells drilled by the Partnership.

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

REEF GLOBAL ENERGY IV, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: May 15, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: May 15, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)