Form 10-Q
period 2007-06-30
Reef Global Energy IV, L.P.
filed 2007-08-20
CIK 1303804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐   No ☒

As of August 14, 2007, the registrant had 25.028 units held by the managing general partner, 125.000 units of additional general partner interest and 349.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	June 30,	December 31
	2007	2006
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$34,664	$83,061
Accounts receivable from affiliates	37,225	27,920
Total current assets	71,889	110,981

Property and equipment:
Oil and gas properties, full cost method of accounting	8,412,535	8,596,035
Drilling in progress	80,151	27,920
Prepaid drilling costs	2,559	26,597
Accumulated depreciation and depletion	(8,352,777)	(8,456,815)
Net property and equipment	142,468	193,737

Total assets	$214,357	$304,718

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$22	$226
Accounts payable to affiliates	4,525	90,336
Total current liabilities	4,547	90,562

Noncurrent liabilities:
Asset retirement obligation	130,487	94,718
Total non-current liabilities	130,487	94,718

Partnership Equity
General partners	1,583	24,716
Limited partners	4,432	69,198
Managing general partner	73,308	25,524
Partnership equity	79,323	119,438

Total liabilities and partnership equity	$214,357	$304,718

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Operations

	For the three months ended June 30 (unaudited)		For the six months ended June 30 (unaudited)
	2007	2006	2007	2006

Revenues:
Oil and gas income	$75,061	$79,801	$111,597	$151,578
Total revenues	75,061	79,801	111,597	151,578

Costs and expenses:
Lease operating expenses	10,681	17,181	24,221	30,376
Production taxes	4,423	3,353	6,678	5,342
General and administrative	44,805	32,019	53,831	57,018
Accretion of asset retirement obligation	1,615	1,441	35,769	2,850
Depreciation, depletion and amortization	7,463	56,235	22,455	153,280
Property impairment	—	321,291	56,256	2,474,665
Total costs and expenses	68,987	431,520	199,210	2,723,531

Income(loss) from operations	6,074	(351,719)	(87,613)	$(2,571,953)

Other income:
Interest Income	268	1,782	602	5,240
Total other income	268	1,782	602	5,240

Net income (loss)	$6,342	$(349,937)	$(87,011)	$(2,566,713)

Net income (loss) per general partner unit	$12.55	$(696.22)	$(172.29)	$(5,091.69)
Net income (loss) per limited partner unit	$12.55	$(696.22)	$(172.29)	$(5,091.69)
Net income (loss) per managing general partner unit	$15.28	$(769.30)	$(206.89)	$(5,925.49)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Cash Flows

	For the six months ended June 30, 2007 (unaudited)
	2007	2006

Operating Activities
Net loss	$(87,011)	$(2,566,713)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	22,455	153,280
Property impairment	56,256	2,474,665
Accretion of asset retirement obligation	35,769	2,850
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(16,533)	(64,375)
Accounts payable	(204)	(15,896)
Accounts payable to affiliates	(59,343)	(7,565)
Net cash used in operating activities	(48,611)	(23,754)

Investing Activities
Property acquisition and development	(53,910)	(535,377)
Net cash used in investing activities	(53,910)	(535,377)

Financing Activities
Partner capital contributions	60,574	12,573
Partner distributions	(6,450)	(56,000)
Net cash provided by (used in) financing activities	54,124	(43,427)

Net decrease in cash and cash equivalents	(48,397)	(602,558)
Cash and cash equivalents at beginning of period	83,061	757,983
Cash and cash equivalents at end of period	$34,664	$155,425

Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$20,692	$803
Non-cash investing transactions:
Property additions and asset retirement obligation	$—	$1,173

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2007

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy IV, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2007. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2006 (the 2006 10-K).

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three and six month periods ended June 30, 2007, the Partnership recognized property impairment expense of $0 and $56,256.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2007 and the year ended December 31, 2006.

	Six months ended June 30, 2007	2006
Beginning asset retirement obligation	$94,718	$87,725
Additions related to new properties	—	1,173
Accretion expense	35,769	5,820
Ending asset retirement obligation	$130,487	$94,718

3. Transactions with Affiliates

Reef Oil & Gas Partners, L.P (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to having purchased 5.01% of the Partnership units. In lieu of the 1% obligation, Reef agreed during 2006 to pay 100% of the costs for a working interest in a developmental well in Louisiana. During the three and six month periods ended June 30, 2007, Reef was required to pay $20,692 and $52,243 to the Partnership in connection with these obligations. The $20,692 obligation for the second quarter is shown in accounts receivable from affiliates on the accompanying balance sheet. The Partnership settles its balances with Reef on a quarterly basis.

RELP processes joint interest billings and revenues on behalf of the Partnership. At June 30, 2007, RELP owed the Partnership $16,533 for net revenues processed by RELP in excess of joint interest billings paid by RELP on behalf of the Partnership. The $16,533 is shown in accounts receivable from affiliates on the accompanying balance sheet. The Partnership settles its balances with RELP on a quarterly basis.

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2007, the Partnership had technical services credits totaling $(881) and $(881), which have been capitalized as project costs, and incurred general and administrative costs totaling $4,098 and $5,406. At June 30, 2007, the Partnership owed RELP $4,525 for technical services and administrative services.

4. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and six month periods ended June 30, 2007 is detailed below:

For the three months ended June 30, 2007

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	25.028	$382	$15.28
General partner units	125.000	1,568	12.55
Limited partner units	349.972	4,392	12.55
Total	500.000	$6,342

For the six months ended June 30, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(5,178)	$(206.89)
General partner units	125.000	(21,537)	(172.29)
Limited partner units	349.972	(60,296)	(172.29)

Total	500.000	$(87,011)

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the Program’s prospectus dated January 10, 2002 and prospectus supplement dated September 21, 2004. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

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

Overview

Reef Global Energy IV, L.P. is a Nevada limited partnership formed to acquire, explore, develop, and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in thirteen prospects with its initial capital  and participated in the drilling of thirteen wells on those prospects. Seven wells were successful, of which two have ceased production and one is currently shut-in for evaluation. Six wells were unsuccessful. A small portion of capital was also used to purchase a royalty interest in a field with three productive wells, one of which is still producing as of the date of this report. In addition, Reef has agreed to pay 100% of the costs for an additional well that is currently in progress.

The Partnership operates solely in the United States. RELP, an affiliate of the managing general partner, and its predecessor entity OREI, Inc. have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987. The Partnership has seven prospects are located in Louisiana, five prospects located in Texas, and one prospect located in United States coastal waters in the Gulf of Mexico. The prospect for which Reef is paying 100% of the costs is located in Louisiana.

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

Liquidity and Capital Resources

For the reasons described below, Partnership management believes that, unless certain drilling and re-completion projects are successful, cash on hand and cash flow generated by the Partnership will not be adequate to fund the operation of its business beyond a short period of time.  The Partnership has working capital of $67,342 at June 30, 2007 from which to pay operations costs. Drilling activities on the thirteen Partnership prospects were completed in 2006, and the Partnership has no plans to issue voluntary cash calls to partners for additional developmental drilling on any of the prospects.

The total capital initially available to the Partnership, net of organization and offering costs, was $8,500,000. As of June 30, 2007, the Partnership has also received $84,651 in additional capital contributions from Reef representing its obligation to pay for 1% of all leasehold, drilling, and completion costs. The Partnership also retained the interest income earned during 2004 and 2005 totaling $68,585 for use during the drilling phase of operations, resulting in total funds available of approximately $8.653 million.

The Partnership purchased interests in thirteen prospects upon which thirteen wells have been drilled. These wells completed drilling operations in February 2006 and all successful wells were operational as of July 2006.  The Partnership expended approximately $8.577 million during the drilling phase of operations. The Partnership does not expect to incur additional costs associated with the initial drilling of these thirteen wells. The Partnership has also accrued approximately $130,000 as the estimated abandonment liability associated with successful wells drilled by the Partnership. The Partnership expended approximately $4.001 million in connection with six unsuccessful wells drilled, approximately $3.940 million on seven wells completed as productive wells, $0.523 million on the purchase of a royalty interest in a field in Louisiana, and $0.113 million in general and administrative expenses. In addition, Reef, as managing general partner, agreed in July 2006 that it would pay 100 % of the cost for a working interest in a well in Louisiana currently drilling. Reef will make additional capital contributions to the Partnership, estimated at approximately $130,000, as drilling costs are incurred on this well.  Approximately $80,000 of this amount has been paid as of June 30, 2007.

Our independent registered public accounting firm’s opinion on our December 31, 2006 audited financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since its inception, the Partnership has expended its operating capital on drilling for oil and natural gas. The drilling operations that the Partnership has undertaken so far have not resulted in the discovery or exploitation of sufficient oil and/or gas reserves to recover all of the Partnership’s investment in Partnership wells. The December 31, 2006 estimate of the Partnership’s oil and gas reserves and future cash flows raises doubts about the future ability of the Partnership to generate oil and gas revenues in excess of current operating costs. The managing general partner has contributed to the Partnership, free of cost to the Partnership, a working interest in a well currently being drilled. If successful, this well, in the opinion of the managing general partner, has the potential to generate significant cash flows to the Partnership. This well completed initial drilling operations in May 2007. After reviewing the well logs and other geologic data, a proposal to sidetrack the well approximately 2500 feet from its current bottom hole location has been made. Operations are expected to commence prior to November 2007. Another well drilled by the Partnership and shut-in at December 31, 2006 was re-completed in a new zone on May 11, 2007. The well produced for approximately 30 days before high water volumes caused the well to be shut-in for evaluation. The Partnership owns an 11% revenue interest in the production from this well.  Another well drilled by the Partnership underwent a successful workover in May 2007. A second productive zone was perforated and the production rate from the well has increased substantially. As a result of this successful workover, the Partnership is currently generating positive cash flow to investors.  However, the long-term ability of the Partnership to generate revenues in excess of operating costs greatly depends upon the success of the above drilling project. If this project is not successful, we could be unable to fund our operating costs, which could result in ceasing our operations and liquidating the Partnership’s assets.

Results of Operations

Three months ended June 30, 2007 and 2006

The Partnership incurred a net loss of $349,937 during the three month period ended June 30, 2006 compared to net income of $6,342 for the three month period ended June 30, 2007.

Oil and gas revenues from five productive working interest wells and one productive royalty interest well totaled $79,801 during the quarter ending June 30, 2006. General and administrative charges of $32,019 included approximately $11,000 for professional fees related to the audit of the 2005 financial statements. The primary reason for the net loss during the quarter was property impairment cost. The Partnership incurred property impairment cost of $321,291 for the three month period ended June 30, 2006, which was the result of the estimated value of reserves not being sufficient to cover the drilling costs for the two Partnership wells completed during this quarter.

The Partnership had net income of $6,342 for the quarter ended June 30, 2007. The Partnership had five productive working interest wells and one productive royalty interest well during the quarter.  Successful workovers of two Partnership wells performed in May was the primary reason revenues for the second quarter of 2007 totaled $75,061 compared to revenues of only $36,536 during the first quarter of 2007.  However, on one of these workovers, high water volumes caused the well to be shut-in June 15, 2007, after approximately 30 days of production. This well accounted for approximately $17,000 of revenue during the second quarter, and Reef is still evaluating the well. General and administrative costs totaled $44,805 during the quarter, which included $20,000 for professional fees related to the audit of the 2006 financial statements. We expect to incur $10,000 in audit costs during the third quarter, and anticipate that general and administrative costs will decline during the third quarter. Revenues during the third quarter are also expected to decline slightly from second quarter levels, but the Partnership is expected to continue generating positive cash flow during the third quarter.

Six months ended June 30, 2007 and 2006

During the six month period ended June 30, 2006, the Partnership incurred a net loss of $2,566,713, compared to a net loss of $87,011 for the six month period ended June 30, 2007.

During the six months ended June 30, 2006, the Partnership recorded impairment expense totaling $2,311,286. The impairment resulted primarily from the fact that the performance levels of the Partnership’s successful wells drilled during the drilling phase of Partnership operations did not meet initial expectations, leading to reductions in reserve estimates and reserve valuations. The reduction in reserve estimates was also compounded by the fact that reserve values are estimated based upon prices at the end of the quarter. At June 30, 2006, gas prices had fallen by approximately 39.5% from levels at December 31, 2005. The Partnership had five productive working interest wells and one productive royalty interest well during the first half of 2006. Revenues were $151,578 for the first half of 2006 compared to only $111,597 during the first half of 2007, which resulted from the Partnership’s successful wells drilled having much higher decline rates than originally anticipated at the time they began production operations.

As of December 31, 2006, the Partnership had taken $7.979 million of property impairment cost on its $8.557 million investment in properties. Operating results for the first half of 2007 show additional property impairment cost of $56,256 incurred during the first quarter of the year, caused again by property performance levels not meeting expectations. The Partnership incurred a net loss of $87,011 for the six month period ended June 30, 2007. The Partnership had five productive working interest wells and one productive royalty interest well during the first six months of 2007. One of the productive working interest wells was shut-in June 15, 2007 for evaluation and has not returned to production as of the date of this report. As a result of a successful workover on another Partnership well, we anticipate revenues for the second half of 2007 will approximate revenues for the first half of 2007. General and administrative costs totaled $53,831 during the first six months of 2007, and included $20,000 of professional fees for the audit of the 2006 financial statements. We expect to incur an additional $10,000 of professional fees during the third quarter in connection with the 2006 audit, and believe general and administrative costs will decline during the second half of 2007.

 Net proved oil and gas reserves at June 30, 2007 and December 31, 2006 are presented below. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimate of proved reserves at June 30, 2007 uses closing NYMEX prices of $70.68 per barrel and $6.77 per MMBTU, adjusted by property for energy context, quality and transportation costs, compared to the December 31, 2006 estimate which utilized closing NYMEX prices of $57.75 per barrel and $5.635 per MMBTU.

Net proved reserves	Oil (BBL)	Gas (MCF)
December 31, 2006	1,185	65,178
June 30, 2007	2,328	63,726

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

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, Reef’s disclosure controls and procedures were effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended June 30, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The 2006 10-K contained the following risk factor concerning the ability of the Partnership to continue as a going concern. This risk factor continues to be valid as of June 30, 2007.

The Partnership’s ability to continue as a going concern depends upon the success of drilling and re-completion projects which will take place during 2007.

Our independent registered public accounting firm’s opinion on our December 31, 2006 audited financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since its inception, the Partnership has expended its operating capital on drilling for oil and natural gas. The drilling operations that the Partnership has undertaken so far have not resulted in the discovery or exploitation of sufficient oil and/or gas reserves to recover all of the Partnership’s investment in Partnership wells. The December 31, 2006 estimate of the Partnership’s oil and gas reserves and future cash flows raises doubts about the future ability of the Partnership to generate oil and gas revenues in excess of current operating costs. The managing general partner has contributed to the Partnership, free of cost to the Partnership, a working interest in a well currently being drilled. If successful, this well, in the opinion of the managing general partner, has the potential to generate significant cash flows to the Partnership. This well completed initial drilling operations in May 2007. After reviewing the well logs and other geologic data, a proposal to sidetrack the well approximately 2500’ from its current bottom hole location has been made. Operations are expected to commence prior to November 2007. Two workovers of existing Partnership wells were completed during the second quarter. The first well produced oil and gas for approximately 30 days before high water volumes caused the well to be shut-in for evaluation. A second well underwent a successful workover in which a second productive zone was perforated and began production on June 2, 2007. The long-term ability of the Partnership to generate revenues in excess of operating costs greatly depends upon the success of the drilling project referred to above. If this project is not successful, we could be unable to fund our operating costs, which could result in ceasing our operations and liquidating the Partnership’s assets.

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

During the offering period, the Partnership sold 474.972 units to investor partners, consisting of 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,500,000 available for Partnership oil & gas operations. In addition, the Partnership has available $68,585 of interest income and $84,651 of additional capital contributions from Reef in connection with its obligation to pay 1% of all leasehold, drilling and completion costs, for a total of $8.653 million. As of June 30, 2007 the Partnership had expended $8.577 million on oil and gas operations, and had accrued an estimated abandonment liability of approximately $130,000 in connection with successful wells drilled by the Partnership.

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

REEF GLOBAL ENERGY IV, L.P.

By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

By:	Reef Oil & Gas Partners, GP, LLC

Dated: August 20, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: August 20, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)