Form 10-Q
period 2007-09-30
Reef Global Energy IV, L.P.
filed 2007-11-14
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, the registrant had 25.028 units held by the managing general partner, 125.000 units of additional general partner interest and 349.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$77,161	$83,061
Accounts receivable from affiliates	28,383	27,920
Total current assets	105,544	110,981

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $8,376,355 and $8,456,815	140,259	139,220
Unproved properties	—	27,920
Net oil and gas properties	140,259	167,140

Other assets:
Prepaid drilling costs	—	26,597
Total current assets	—	26,597

Total assets	$245,803	$304,718

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$29	$226
Accounts payable to affiliates	1,213	90,336
Total current liabilities	1,242	90,562

Noncurrent liabilities:
Asset retirement obligation	132,132	94,718
Total non-current liabilities	132,132	94,718

Partnership Equity
General partners	8,254	24,716
Limited partners	23,110	69,198
Managing general partner	81,065	25,524
Partnership equity	112,429	119,438

Total liabilities and partnership equity	$245,803	$304,718

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Operations

	For the three months ended		For the nine months ended
	September 30 (unaudited)		September 30 (unaudited)
	2007	2006	2007	2006

Revenues:
Oil and gas income	$60,805	$91,828	$172,402	$243,406
Total revenues	60,805	91,828	172,402	243,406

Costs and expenses:
Lease operating expenses	10,756	43,239	34,977	73,615
Production taxes	4,024	8,197	10,702	13,539
Accretion of asset retirement obligation	1,645	1,473	37,414	4,323
Depreciation, depletion and amortization	23,578	68,041	46,033	221,321
Property impairment	—	259,897	56,256	2,734,562
General and administrative	8,100	13,535	61,931	70,553
Total costs and expenses	48,103	394,382	247,313	3,117,913

Income (loss) from operations	12,702	(302,554)	(74,911)	(2,874,507)

Other income:
Interest Income	252	968	854	6,208
Total other income	252	968	854	6,208

Net income (loss)	$12,954	$(301,586)	$(74,057)	$(2,868,299)

Net income (loss) per general partner unit	$60.30	$(613.06)	$(111.99)	$(5,704.75)
Net income (loss) per limited partner unit	$60.30	$(613.06)	$(111.99)	$(5,704.75)
Net loss per managing general partner unit	$(626.74)	$(415.48)	$(833.63)	$(6,340.97)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Cash Flows

	For the nine months ended
	September 30, 2007 (unaudited)
	2007	2006

Operating Activities
Net loss	$(74,057)	$(2,868,299)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	46,033	221,321
Property impairment	56,256	2,734,562
Accretion of asset retirement obligation	37,414	4,323
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in other assets	26,597	—
Changes in operating assets and liabilities:
Accounts receivable	—	356
Accounts receivable from affiliates	(4,731)	(18,600)
Accounts payable	(197)	(15,896)
Accounts payable to affiliates	(62,655)	(6,344)
Net cash provided by operating activities	24,660	51,423

Investing Activities
Property acquisition and development	(101,876)	(605,322)
Net cash used in investing activities	(101,876)	(605,322)

Financing Activities
Partner capital contributions	81,266	13,376
Partner distributions	(9,950)	(68,500)
Net cash provided by (used in) financing activities	71,316	(55,124)

Net decrease in cash and cash equivalents	(5,900)	(609,023)
Cash and cash equivalents at beginning of period	83,061	757,983
Cash and cash equivalents at end of period	$77,161	$148,960

Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$23,652	$6,542
Non-cash investing transactions:
Property additions and asset retirement obligation	$—	$1,173

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2007

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy IV, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2007. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2006 (the 2006 10-K).

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves. Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of proved crude oil and natural gas properties, except in unusual circumstances. Unproved properties consist primarily of drilling costs in progress on wells drilling for unproved reserves. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. During the three and nine month periods ended September 30, 2007, the Partnership recognized property impairment expense of $0 and $56,256.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2007 and the year ended December 31, 2006.

	Nine months ended September 30, 2007	2006
Beginning asset retirement obligation	$94,718	$87,725
Additions related to new properties	—	1,173
Accretion expense	37,414	5,820
Ending asset retirement obligation	$132,132	$94,718

Reclassifications

Certain information provided for prior years has been reclassified to conform to the 2007 financial statement presentation.

3. Transactions with Affiliates

Reef Oil & Gas Partners, L.P (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to having purchased 5.01% of the Partnership units. In lieu of the 1% obligation, Reef agreed during 2006 to pay 100% of the costs for a working interest in a developmental well in Louisiana. During the three and nine month periods ended September 30, 2007, Reef was required to pay $23,652 and $84,280 to the Partnership in connection with these obligations. The $23,652 obligation for the third quarter is shown in accounts receivable from affiliates on the accompanying balance sheet. The Partnership settles its balances with Reef on a quarterly basis.

Reef Exploration, L.P. (RELP), an affiliate of the managing general partner, processes joint interest billings and revenues on behalf of the Partnership. At September 30, 2007, RELP owed the Partnership $4,731 for net revenues processed by RELP in excess of joint interest billings paid by RELP on behalf of the Partnership. The $4,731 is shown in accounts receivable from affiliates on the accompanying balance sheet. The Partnership settles its balances with RELP on a quarterly basis.

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2007, the Partnership had technical services credits totaling $(677) and $(1,558), which have been capitalized as project costs, and incurred general and administrative costs totaling $1,890 and $7,296. At September 30, 2007, the Partnership owed RELP $1,213 for technical and administrative services.

4. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and nine month periods ended Seprember 30, 2007 is detailed below:

For the three months ended September 30, 2007

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	25.028	$(15,686)	$(626.74)
General partner units	125.000	7,538	60.30
Limited partner units	349.972	21,102	60.30
Total	500.000	$12,954

For the nine months ended September 30, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(20,864)	$(833.63)
General partner units	125.000	(13,999)	(111.99)
Limited partner units	349.972	(39,194)	(111.99)
Total	500.000	$(74,057)

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

The Partnership operates solely in the United States. RELP, an affiliate of the managing general partner, and its predecessor entity OREI, Inc. have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987. The Partnership purchased seven prospects in Louisiana, five prospects in Texas, and one prospect in United States coastal waters in the Gulf of Mexico. The royalty purchase is located in Louisiana, as is the well for which Reef is paying 100% of the costs. Of the Partnership’s seven successful wells, four are located in Texas and three are located in Louisiana. Of the Partnership wells still productive, three are in Texas, one is in Louisiana, and the shut-in well is located in Louisiana.

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

Liquidity and Capital Resources

For the reasons described below, Partnership management believes that, unless certain drilling and re-completion projects are successful, cash on hand and cash flow generated by the Partnership will not be adequate to fund the operation of its business beyond a short period of time. The Partnership has working capital of $104,302 at September 30, 2007 from which to pay operations costs. Drilling activities on the thirteen Partnership prospects were completed in 2006, and the Partnership has no plans to issue voluntary cash calls to partners for additional developmental drilling on any of the prospects.

The total capital initially available to the Partnership, net of organization and offering costs, was $8,500,000. The Partnership also received $84,651 in additional capital contributions from Reef representing its obligation to pay for 1% of all leasehold, drilling, and completion costs. In addition, the Partnership retained the interest income earned during 2004 and 2005 totaling $68,585 for use during the drilling phase of operations, resulting in total funds available of approximately $8.653 million.

The Partnership purchased interests in thirteen prospects upon which thirteen wells were drilled. These wells completed drilling operations in February 2006 and all successful wells were operational as of July 2006. The Partnership expended approximately $8.575 million during the drilling phase of operations. The Partnership does not expect to incur additional costs associated with the initial drilling of these thirteen wells. The Partnership has also accrued approximately $132,000 as the estimated abandonment liability associated with successful wells drilled by the Partnership. The Partnership expended approximately $4.001 million in connection with six unsuccessful wells drilled, approximately $3.938 million on seven wells completed as productive wells, $0.523 million on the purchase of a royalty interest in a field in Louisiana, and $0.113 million in general and administrative expenses. In addition, Reef, as managing general partner, agreed in July 2006 that it would pay 100 % of the cost for a working interest in a well in Louisiana that has been drilled and is currently being side-tracked. Reef will make additional capital contributions to the Partnership, estimated at approximately $146,000, as drilling and side-tracking costs are incurred on this well. Approximately $104,000 of this additional amount has been paid as of September 30, 2007.

Our independent registered public accounting firm’s opinion on our December 31, 2006 audited financial statements included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since its inception, the Partnership has expended its operating capital on drilling for oil and natural gas. The drilling operations that the Partnership has undertaken so far have not resulted in the discovery or exploitation of sufficient oil and/or gas reserves to recover all of the Partnership’s investment in Partnership wells. The December 31, 2006 estimate of the Partnership’s oil and gas reserves and future cash flows raises doubts about the future ability of the Partnership to generate oil and gas revenues in excess of current operating costs. The managing general partner has contributed to the Partnership, free of cost to the Partnership, a working interest in a well which has been drilled and is currently being side-tracked. If successful, this well, in the opinion of the managing general partner, has the potential to generate significant cash flows to the Partnership. This well completed initial drilling operations in May 2007. After reviewing the well logs and other geologic data, a proposal to sidetrack the well approximately 2500 feet from its current bottom hole location was made. Operations have commenced and the side-track operations are expected to be completed in late December 2007. Another well drilled by the Partnership and shut-in at December 31, 2006 was re-completed in a new zone on May 11, 2007. The well produced for approximately 30 days before high water volumes caused the well to be shut-in for evaluation. The Partnership owns an 11% revenue interest in the production from this well. A technical review of the well has been performed and RELP, as well operator, has proposed a new workover procedure be performed in an attempt to return the well to production. Three of six third party investors in this well have decided not to participate in any workover attempt. At this date it is unknown if or when this workover procedure will be performed. A third well drilled by the Partnership underwent a successful workover in May 2007. A second productive zone was perforated and the production rate from the well has increased substantially, though production has been declining from initial June 2007 production levels. As a result of this successful workover, the Partnership is currently generating positive cash flow to investors. However, the long-term ability of the Partnership to generate revenues in excess of operating costs greatly depends upon the success of the above drilling and side-tracking project. If this project is not successful, we could be unable to fund our operating costs, which could result in ceasing our operations and liquidating the Partnership’s assets.

Results of Operations

Three months ended September 30, 2007 and 2006

The Partnership incurred a net loss of $301,586 during the three month period ended September 30, 2006 compared to net income of $12,702 for the three month period ended September 30, 2007.

Oil and gas revenues from six productive working interest wells and one productive royalty interest well totaled $91,828 during the quarter ending September 30, 2006. The Partnership took an impairment charge totaling $259,897 which was the result of well performance declines in excess of those previously anticipated on two of its six productive working interest wells. Oil and gas revenues from four productive working interest wells and one productive royalty interest well totaled $60,805 during the quarter ended September 30, 2007. Partnership oil and gas revenues were adversely impacted by the loss of production from the Partnership’s Mermentau Minerals #1 well, which, over the past year, has undergone three workover attempts that have been only temporarily successful in maintaining production volumes, and by the September 2006 loss of production from the UPRC #1 well. These two wells accounted for $41,099, or 44.7% of the oil and gas revenues for the quarter ending September 30, 2006. During the quarter ended September 30, 2007, the State Tract 284 #1 well, which underwent a successful workover in May 2007, accounted for $41,530, or 68.3% of the Partnership’s total oil and gas sales. Three of the five producing wells account for 97.1% of Partnership revenues for the quarter ended September 30, 2007. General and administrative costs incurred during the fourth quarter totaled $8,100, and we anticipate similar costs during the fourth quarter. While production volumes are expected to decline, the Partnership should experience a substantial benefit from the recent increase in crude oil prices. During the third quarter of 2007, crude oil accounted for 26.7% of Partnership revenues and natural gas accounted for 73.3% of Partnership revenues.

Nine months ended September 30, 2007 and 2006

During the nine month period ended September 30, 2006, the Partnership incurred a net loss of $2,868,299, compared to a net loss of $74,057 for the nine month period ended September 30, 2007. The September 30, 2006 loss totaled $133,737 before an impairment charge of $2,734,562, while the September 30, 2007 loss totaled $17,801 before an impairment charge of $56,256. After eliminating other non-cash charges, Partnership oil and gas revenues, net of lease operating costs, production taxes, and general and administrative charges totaled $85,699 for the first nine months of 2006, compared to $64,792 for the first nine months of 2007. While the Partnership continues to operate with positive cash flow, the loss of production from the Mermentau Minerals #1 well, which had sales revenues of $57,454 at September 30, 2006 versus $16,854 at September 30, 2007, is the largest factor in the decline in operating performance. During the fourth quarter, we expect the recent significant increases in crude oil prices to help offset continuing production declines. The well currently being side-tracked, for which Reef is paying 100% of drilling costs, is expected to reach total depth near the end of December. If successful, the well is expected to have a significant impact on Partnership cash flows for 2008.

Net proved oil and gas reserves at September 30, 2007 and December 31, 2006 are presented below. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimate of proved reserves at September 30, 2007 uses closing NYMEX prices of $81.66 per barrel and $6.87 per mmBtu, adjusted by property for energy content, quality and transportation costs, compared to the December 31, 2006 estimate which utilized closing NYMEX prices of $57.75 per barrel and $5.635 per mmBtu.

Net proved reserves	Oil (BBL)	Gas (MCF)
December 31, 2006	1,185	65,178
September 30, 2007	2,237	53,673

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

Item 4. Controls and Procedures

The Partnership, under the supervision and with the participation of its management, including the principal executive officer and principal financial officer of the Partnership’s managing general partner, Reef, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q.

Based on that evaluation, the principal executive officer and principal financial officer of our managing general partner have concluded that the Partnership’s disclosure controls and procedures are effective  to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our managing general partner, as appropriate to allow timely decisions regarding required disclosure. During our fiscal quarter ended September 30, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The 2006 10-K contained the following risk factor concerning the ability of the Partnership to continue as a going concern. This risk factor continues to be valid as of September 30, 2007.

The Partnership’s ability to continue as a going concern depends upon the success of drilling and re-completion projects which will take place during 2007.

Our independent registered public accounting firm’s opinion on our December 31, 2006 audited financial statements included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since its inception, the Partnership has expended its operating capital on drilling for oil and natural gas. The drilling operations that the Partnership has undertaken so far have not resulted in the discovery or exploitation of sufficient oil and/or gas reserves to recover all of the Partnership’s investment in Partnership wells. The December 31, 2006 estimate of the Partnership’s oil and gas reserves and future cash flows raises doubts about the future ability of the Partnership to generate oil and gas revenues in excess of current operating costs. The managing general partner has contributed to the Partnership, free of cost to the Partnership, a working interest in a well which has been drilled and is currently being side-tracked. If successful, this well, in the opinion of the managing general partner, has the potential to generate significant cash flows to the Partnership. This well completed initial drilling operations in May 2007. After reviewing the well logs and other geologic data, a proposal to side-track the well approximately 2500’ from its current bottom hole location was made. Operations have commenced and the sidetrack operations are expected to be completed in late December 2007. Another well drilled by the Partnership and shut-in at December 31, 2006 was re-completed in a new zone on May 11, 2007. The well produced for approximately 30 days before high water volumes caused the well to be shut-in for evaluation. The Partnership owns an 11% revenue interest in the production from this well. A technical review of the well has been performed and RELP, as well operator, has proposed a new workover procedure be performed in an attempt to return the well to production. Three of six third party investors in this well have decided not to participate in any workover attempt. At this date it is unknown when or if this workover procedure will be performed. A third well drilled by the Partnership underwent a successful workover in May 2007. A second productive zone was perforated and the production rate from the well has increased substantially, though production has been declining from initial June 2007 production levels. As a result of this successful workover, the Partnership is currently generating positive cash flow to investors. However, the long-term ability of the Partnership to generate revenues in excess of operating costs greatly depends upon the success of the above drilling and side-tracking project. If this project is not successful, we could be unable to fund our operating costs, which could result in ceasing our operations and liquidating the Partnership’s assets.

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

During the offering period, the Partnership sold 474.972 units to investor partners, consisting of 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,500,000 available for Partnership oil & gas operations. In addition, the Partnership had available $68,585 of interest income and $84,651 of additional capital contributions from Reef in connection with its obligation to pay 1% of all leasehold, drilling and completion costs, for a total of $8.653 million. As of September 30, 2007 the Partnership had expended $8.575 million on oil and gas operations, and had accrued an estimated abandonment liability of approximately $132,000 in connection with successful wells drilled by the Partnership.

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

REEF GLOBAL ENERGY IV, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: November 14, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: November 14, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)