Form 10-K
period 2007-12-31
Reef Global Energy IV, L.P.
filed 2008-03-31
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐        Non-accelerated filer  ☐             Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 31, 2008, the registrant had 25.028 units held by the managing general partner, 125.000 units of additional general partner interest and 349.972 units of limited partner interest outstanding.

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

The Partnership was formed to drill, complete and own working interests in oil and natural gas wells located primarily onshore in the continental United States or in U.S. coastal waters in the Gulf of Mexico. During 2004 and 2005, the Partnership acquired working interests in eight developmental and five exploratory prospects located in Texas, Louisiana, and in U.S coastal waters in the Gulf of Mexico. The Partnership drilled 13 wells on these prospects. The Partnership purchased a minority non-operated working interest in these prospects. Reef purchased additional interests in certain Partnership prospects for some of the other partnerships it manages. The additional interest purchased by Reef on nine of the Partnership prospects was large enough to allow OREI, Inc. (OREI), an affiliate of Reef, to serve as prospect operator. During 2006 well operator status was transferred by OREI to Reef Exploration L.P. (RELP), an affiliate of Reef formed in 2005.

During 2006, Reef agreed to pay 100% of the costs for a working interest in a developmental well in Louisiana. This well was not successful. However, in October 2007 the well was re-entered and successfully side-tracked. The well is currently being completed and is expected to begin production operations during the second quarter of 2008. The Partnership expended no funds in connection with the drilling and completion of this well.

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

Consulting Agreements for Prospect Acquisitions

Reef entered into three agreements (the CMI Agreements) with Challenger Minerals Inc. (CMI), a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions. Under the terms of these agreements, Reef had the option to acquire working interests in prospects screened by CMI. Reef paid CMI an annual fee for the geological and geophysical services provided by CMI. The last of these agreements expired effective November 30, 2006.

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

The Partnership generally pays drilling and completion costs as incurred. Wells drilled that failed to result in the discovery of oil or natural gas were plugged and abandoned in accordance with applicable regulations. Two of the developmental wells and four of the exploratory wells drilled by the Partnership were dry holes.

Production Phase of Operations

For any well capable of producing quantities of oil and/or natural gas in commercial quantities, production operations commence once the well has been completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering, or sales lines required to produce and sell the oil and/or natural gas production from the well. The Partnership completed four developmental wells during 2005, two of which are still producing oil and gas. The Partnership completed two developmental wells and one exploratory well during 2006, two of which are still producing oil and gas. Two developmental wells and four exploratory wells were dry holes and have been plugged and abandoned.

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2007, four marketers and one operator accounted for 41.0%, 17.2%, 16.8%, 13.4%, and 10.7% of the Partnership’s oil and gas revenues, respectively. During the year ended December 31, 2006, three marketers and one operator accounted for 32.9%, 21.8%, 13.4%, and 23.0% of the Partnership’s oil and gas revenues, respectively. During the year ended December 31, 2005, one marketer and one operator purchased all of the Partnership’s products and accounted for 75.6% and 24.4% of the Partnership’s oil and gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by RELP. Such insurance, however, may not be sufficient to cover all liabilities. Each unit held by general partners represents an open-ended security for unforeseen events such as blowouts, lost circulation, stuck drill pipe, etc. that may result in unanticipated additional liability materially in excess of a general partner’s initial investment in the Partnership.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements made in this Annual Report. Specifically, the following statements are forward-looking:

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

Reef believes that it is important to communicate its future expectations to the partners. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in ITEM 1A of this Annual Report on Form 10-K captioned “RISK FACTORS.” Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements. All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 1A.           RISK FACTORS

Our business activities are subject to certain risks and hazards, including the risks discussed below. If any of these events should occur, it could materially and adversely affect our business, financial condition, cash flow, or results of operations. The risks below are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flow, and results of operations.

The Partnership’s ability to continue as a going concern.

Our independent registered public accounting firm’s opinion on our 2007 and 2006 financial statements included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since its inception, the Partnership has expended its operating capital on drilling for oil and natural gas. The Partnership has completed drilling operations with the original capital raised by the Partnership. In addition, drilling operations have been completed on the wells for which Reef has contributed 100% of the cost. The drilling operations of the Partnership have not resulted in the discovery or exploitation of sufficient oil and/or gas reserves to recover all of the Partnership’s investment in Partnership wells. The December 31, 2007 estimate of the Partnership’s oil and gas reserves and future cash flows raises doubts about the future ability of the Partnership to generate oil and gas revenues in excess of current operating costs. During 2007, the Partnership undertook three major projects. The first project, a re-completion of an existing well in a new zone, was successfully completed in June 2007 and has had a positive impact on cash flow. The second project, a re-completion of an existing well in a new zone failed and the well is expected to be plugged and abandoned in 2008. Finally, Reef paid 100% of the costs for a well that began drilling operations during 2006. Though the initial well was not successful, the well was successfully re-entered and side-tracked beginning in October 2007. The well has added proved reserves to the Partnership and is expected to begin production operations during the second quarter of 2008.

The managing general partner is considering several options related to the Partnership, incuding the possible sale of marketable assets, as a result of the recurring losses, erosion of partnership equity, and lack of significant cash flows from operations.

Oil and natural gas prices are volatile, and fluctuate due to a number of factors outside of our control.

The financial condition, results of operations, and the carrying value of our oil and natural gas properties depend primarily upon the prices received for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from oil and natural gas production. The prices for oil and natural gas are subject to a variety of factors beyond our control. These factors include:

•                  the domestic and foreign supply of oil and natural gas; consumer demand for oil and gas, and market expectations regarding supply and demand;

•                  the ability of the members of  OPEC to agree to and maintain oil price and production controls;

•                  domestic government regulations and taxes;

•                  the price and availability of foreign exports and alternative fuel sources;

•                  weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

•                  political conditions in oil and natural gas producing regions, including the Middle East, Nigeria, and Venezuela; and

•                  domestic and worldwide economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, oil and natural gas prices do not necessarily move in tandem. Declines in oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, oil and gas reserves, and the carrying value of the Partnership’s oil and natural gas properties. Approximately 79.7% of our estimated proved reserves at December 31, 2007 were natural gas, and, as a result, our financial results are more sensitive to fluctuations in natural gas prices.

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

Oil and natural gas well drilling is a speculative activity involving numerous risks and substantial and uncertain costs which could adversely affect the Partnership.

Drilling oil and natural gas wells involves numerous risks, including the risk that no commercially productive oil and/or natural gas reserves will be discovered. There can be no assurance that wells drilled by the Partnership will be productive or recover all or any portion of the investment in such wells. Drilling and completion costs are substantial and uncertain, and drilling operations may be curtailed, delayed, or cancelled due to a variety of factors beyond our control, including shortages or delays in the availability of drilling rigs and crews, unexpected drilling conditions, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, and compliance with environmental and other governmental regulations. Our drilling activities may not be successful and, if unsuccessful, will have an adverse effect on the Partnership’s results of operations and cash flow available for distribution to the partners.

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

You should not assume that any present value of future net cash flows from our producing reserves shown in this Form 10-K is the market value for our estimated oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves are based upon prices and costs in effect at the end of the period held constant and discounted at 10%. Actual future prices and costs may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations and tax rates.

Reef and its affiliates have sponsored ventures in the past that have produced dry holes and abandoned wells.

Reef Global Energy Ventures is the first public drilling program sponsored by Reef as the managing general partner, and Reef Global Energy IV, L.P. is the fourth limited partnership offered under that Program. Reef and its affiliate, OREI, have sponsored 68 ventures from 1996 to the present. Among these ventures, (i) eight were dedicated almost exclusively to the purchase of interests in already producing reserves, (ii) one was dedicated primarily to the purchase of interests in already producing reserves but has the ability to use up to 20% of capital raised for development purposes, and (iii) three were dedicated to both the purchase of interests in producing wells and the use of up to 50% of capital raised for development of proven reserves. We refer to the programs described in clause (i) in the preceding sentence as “income fund” ventures and to the programs described in clauses (ii) and (iii) as “income and development fund” ventures. Reef and its affiliates have also sponsored 52 drilling ventures, three 3-D seismic ventures, and one salt water disposal venture since 1996. Together, these ventures have drilled 132 wells

(104 by drilling ventures and 28 by income fund and income and development fund ventures). Of the wells drilled by Reef and its affiliates’ ventures, 63 were exploratory wells and 69 were developmental wells. Forty-nine of the wells drilled were dry holes, and three wells were completed but were non-commercial. Of the 80 wells that were commercial, 60 are still owned by Reef or its affiliates’ ventures and are currently producing, eighteen have been plugged and abandoned or sold essentially for salvage value, one has been sold, and one is currently used as a salt water disposal well. Using this data, approximately 60.6% of the wells drilled by these ventures were completed as commercially producing and 39.4% were dry holes (including the three wells that were completed but failed to become commercial producers). Approximately 13.6% of the wells drilled by our ventures were subsequently abandoned or sold essentially for salvage value prior to abandonment.

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

Production will decline. It is not possible to predict the life and production of any well. The actual life could differ from that which is anticipated. Sufficient oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment. In addition, production from the Partnership’s oil and natural gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well’s initial production.

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

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None

ITEM 2.                             PROPERTIES.

Drilling Activities and Productive Wells

The Partnership focused its drilling operations in Texas, Louisiana, and in U.S. coastal waters of the Gulf of Mexico. With the available Partnership capital, the Partnership purchased interests in 13 prospects. Seven prospects were in Louisiana, five were in Texas, and one was located in the Gulf of Mexico off of the Texas coast. The Partnership also purchased a royalty interest in a field in Louisiana with three productive wells, one of which remains productive as of the date of this report. The Partnership drilled three wells in this field, of which two were unsuccessful and one was successful but has ceased production. The Partnership drilled 13 wells on its 13 prospects. Two developmental and four exploratory wells were unsuccessful. These six wells were located in Galveston County, Texas, in Jefferson, St. Charles, Plaquemines, and Acadia Parish, Louisiana, and in the Gulf of Mexico. The Partnership completed wells on six of the developmental prospects, of which three are currently productive. Three of the developmental wells have ceased production and have or will be plugged and abandoned. The three current productive wells are located in Nueces and Live Oak County, Texas and Acadia Parish Louisiana. The three wells that have ceased production are located in Jefferson and Cameron Parish, Louisiana and Live Oak County, Texas. The Partnership completed one exploratory well in Galveston County, Texas. Drilling operations were completed during 2006 with the capital raised by the Partnership.

In August 2006, the managing general partner agreed to pay 100% of the costs for a working interest in a developmental well in Terrebonne Parish, Louisiana. Though the initial well was not successful, the well was successfully re-entered and side-tracked beginning in October 2007. The well has added proved reserves to the Partnership and is expected to begin production operations during the second quarter of 2008. The costs of the original well and the side-track are expected to total approximately $170,000. These costs are being paid by the Partnership and then reimbursed to the Partnership through additional capital contributions to the Partnership made by Reef. No Partnership funds will be expended in connection with the original drilling and side-tracking of this well.

Proved Oil and Gas Reserves

The Partnership used an independent petroleum engineer to prepare its December 31, 2007 estimate of net proved oil and natural gas reserves. Net proved oil and natural gas reserves as of December 31, 2007 have been estimated by Gleason Engineering, of Arlington, Texas. Net proved reserves as of December 31, 2006 and 2005 were estimated by a petroleum engineer employed by RELP. The estimated net proved oil and natural gas reserves as of December 31, 2007, 2006, and 2005 are summarized below. The quantities of proved oil and natural gas reserves discussed in this section include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2005	4,537	401,480
Net proved reserves as of December 31, 2006	1,185	65,178
Net proved reserves as of December 31, 2007	3,175	74,811

The standardized measure of discounted future net cash flows as of December 31, 2007, 2006 and 2005 is computed by applying year-end prices, costs, and legislated tax rates and a discount factor of 10% to net proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2005	$2,524,655
Standardized measure of discounted future net cash flows as of December 31, 2006	$139,220
Standardized measure of discounted future net cash flows as of December 31, 2007	$356,210

During the years ended December 31, 2007, 2006 and 2005, the Partnership recorded property impairment costs totaling $56,256, $2,805,385 and $5,173,969 as a result of the net capitalized costs of oil and gas properties exceeding the standardized measure of discounted future net cash flows.

ITEM 3.                             LEGAL PROCEEDINGS.

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2007, the Partnership had one managing general partner, 126 investor limited partners, and 250 investor general partners. Reef holds a total of 25.028 general partner units and the general and limited investor partners hold 125.000 general partner units and 349.972 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is distributed to the partners at least quarterly in accordance with the Partnership Agreement. Effective November 1, 2006, cash distributions are distributed 5.96% to the managing general partner (based upon the 1% interest not represented by units and the 4.96% interest represented by Partnership units) and 94.04% to investor partners.

Investor limited and general partnership interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership did not repurchase any units in 2007, 2006 and 2005 and has not adopted a unit repurchase program.

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-93399) and declared effective May 31, 2001, Reef filed a post-effective amendment to the Registration Statement on behalf of the Program on September 14, 2001. On January 10, 2002 Reef filed a final prospectus and commenced the offering of units in the Program. All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The Program filed a prospectus supplement describing the Partnership on September 21, 2004 and commenced offering units. Under the terms of the offering, a minimum of 50 Partnership units at a price of $20,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on November 10, 2004. The Partnership offering consisted of 375 units of limited partner interest and 125 units of general partner interest. The offering period ended on December 2, 2004, at which time all 500 allowable units had been sold. Investor partners purchased 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. Reef also contributes 1% of all leasehold, drilling, and completion costs as incurred, and is reimbursing the Partnership 100% of the costs of drilling a development well in Louisiana. During the years ended December 31, 2007, 2006 and 2005, Reef paid $104,917, $19,918, and $63,893 in connection with these obligations, and has a receivable from the Partnership totaling $752 at December 31, 2007 related to these obligations. Reef also retained the interest income earned by the Partnership during 2004 and 2005, totaling $68,585 to be used during the drilling phase of operations.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,756,561 available for Partnership oil and gas operations. As of December 31, 2007, the Partnership had expended $8,596,530 on property acquisitions and $112,843 on general and administrative expenses. Drilling operations have been completed on the 13 prospects owned by the Partnership, and the Partnership has no plans to conduct further development operations on any Partnership prospect.

ITEM 6.                             SELECTED FINANCIAL DATA.

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	December 31,	December 31,	December 31,	Period from Inception (November 10, 2004) to December 31,
	2007	2006	2005	2004
Financial Data
Oil and gas sales revenue	$231,283	$311,888	$113,465	$—
Interest income	1,155	7,175	54,820	13,765
Costs and expenses	(307,424)	(3,260,326)	(5,554,339)	(54,891)
Partnership net loss	(74,986)	(2,941,263)	(5,386,054)	(41,126)

Allocation of net loss:
Managing general partner	(28,494)	(161,672)	(325,236)	(756)
General partner units	(12,235)	(731,514)	(1,331,873)	(10,624)
Limited partner units	(34,256)	(2,048,077)	(3,728,945)	(29,746)
Net loss per managing general partner unit	(1,138.48)	(6,459.63)	(12,994.92)	(30.21)
Net loss per general partner unit	(97.88)	(5,852.12)	(10,654.98)	(85.00)
Net loss per limited partner unit	(97.88)	(5,852.12)	(10,654.98)	(85.00)

Total assets	228,326	304,718	3,482,185	9,163,596
Distributions to managing general partner	(2,170)	(12,952)	(11,066)	—
Distributions to investor partners	(34,280)	(89,298)	(60,534)	—
Distributions per general partner unit	72.17	188.01	127.45	—
Distributions per limited partner unit	72.17	188.01	127.45	—
Distributions per managing general partner unit	86.70	517.50	442.14	—

Operating Data
Annual production:
Gas (MCF)	22,447	32,636	11,019	—
Oil (BBL)	795	1,014	212	—

Financial Data
Average sales price:
Gas (per MCF)	$7.77	$7.55	$9.20	$—
Oil (per BBL)	$71.45	$64.58	$57.28	$—

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

For a discussion of risk factors that could impact the Partnership’s financial results, please see Item 1A of this Annual Report on Form 10-K.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. Unproved properties consist primarily of drilling costs in progress on wells drilling for unproved reserves. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. During the years ended December 31, 2007, 2006, and 2005, the Partnership recognized property impairment expense totaling $56,256, $2,805,385, and $5,173,969, respectively.

The estimate of proved oil and gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer for the year ended December 31, 2007, and by a  petroleum engineer employed by RELP for the years ended December 31, 2006 and 2005, utilizing the period end prices and costs as promulgated by the SEC. Reserve engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and gas reserves and is computed using the units-of-production method based upon this estimate of proved reserves. During the years ended December 31, 2007, 2006 and 2005, the Partnership had depreciation, depletion, and amortization expense totaling $62,949, $247,338, and $230,123, respectively.

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded. During the years ended December 31, 2007, 2006, and 2005, the Partnership recognized $0, $1,173, and $85,037 of asset retirement obligations and additional capitalized cost in connection with successful wells drilled by the Partnership.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. The Partnership had no material gas imbalances at December 31, 2007, 2006, and 2005.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,916. Investor partners purchased 125 general partner units and 349.972 limited partner units for $9,499,441. Reef purchased 25.028 units, or 5.01% of the total units sold, for $425,475. As of December 31, 2007, Reef has also contributed or accrued $187,976 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs, and to reimburse the Partnership for 100% of the drilling costs of a well in Louisiana for which Reef is paying 100% of the costs. Organization and offering costs totaled $1,424,916, leaving capital contributions of $8,687,976 available for Partnership activities. In addition to this amount, the Partnership retained the interest income earned during 2004 and 2005 totaling $68,585 for use during the drilling phase of operations, and therefore had $8,756,561 available for Partnership activities.

Because the Partnership is not allowed to borrow funds or issue partner assessments during the drilling phase of operations, the $8,756,561, plus any additional contributions made by Reef in connection with the two obligations mentioned above, is the total amount available to the Partnership for drilling and administrative costs. As of December 31, 2007, drilling operations had been completed on all 13 wells drilled by the Partnership, and was in progress on the well for which Reef is reimbursing 100% of well costs to the Partnership. The Partnership had expended $8,596,330 on property acquisitions and drilling and $112,843 on general and administrative expenses during the drilling phase of operations. Please see Item 1A of this Annual Report on Form 10-K for a list of risk factors that could impact the Partnership. The Partnership distributes to investors the interest income earned subsequent to December 31, 2005 and the net cash flow from successful wells drilled by the Partnership. These funds are not available for drilling activities.

The Partnership has working capital of $69,442 at December 31, 2007.

During 2006, the managing general partner contributed a working interest in a well to the Partnership and agreed to pay all costs associated with the drilling and equipping of the well. The well is located in Terrebonne Parish,

Louisiana. The initial drilling operations were completed in May 2007 and the well was unsuccessful, however, after reviewing the well logs and other geologic data, the wellbore was re-entered during the fourth quarter of 2007 and successfully sidetracked. Sidetrack drilling operations were completed during February 2008 and the well is expected to begin production in April 2008. A workover of an existing Partnership well that was a significant producing well during 2006 but was shut-in for most of 2007 as a result of high water volumes was performed in February 2008 in an attempt to open a new productive zone. The workover was unsuccessful, and the well is expected to be plugged. A third partnership well was successfully re-completed in a new productive zone in June 2007, and cash flow from the well has significantly increased. Management believes the success of two of these three projects will enable the Partnership to operate on a short-term basis with positive cash flow levels, based upon current production and the estimated cash flow from the well expected to begin production in April 2008. Nonetheless, the managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets and dissolution of the Partnership, as a result of the recurring losses incurred over the past several years, the erosion of partnership equity, and the lack of significant cash flows from operations.

The Partnership Agreement allows the Partnership to borrow funds or issue assessments of up to $20,000 per unit to the investor partners for subsequent operations deemed necessary to fully develop any of the initial Partnership prospects. The Partnership has no plans for subsequent operations on any of its prospects.

Results of Operations

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

During the year ended December 31, 2007, the Partnership incurred a net loss of $76,986 compared to a net loss of $2,941,263 for 2006, and saw net cash provided by operating activities decline from $128,663 to $55,331. Gas sales volume declined by 31.2% during 2007, going from a sales volume of 32,636 MCF in 2006 to a sales volume of 22,447 MCF during 2007. Gas sales account for 75-80% of total Partnership oil and gas revenues, and total oil and gas revenues declined by 25.8% in conjunction with the decline in gas sales volumes. During 2006, five productive wells accounted for 98.5% of the Partnership’s gas sales. One of these five wells ceased production during September 2006, and a second well was shut-in after three unsuccessful attempts to decrease high water volumes. This well produced for approximately thirty days during 2007 after a fourth attempt temporarily reduced water levels, but will be plugged and abandoned during 2008 after a final attempt to open a new productive zone in February 2008 was unsuccessful. Sales from these two wells fell from 10,100 MCF during 2006 to 2,081 MCF during 2007. Sales volumes on two other productive wells declined significantly during 2007. After a successful re-completion in a new productive zone, the fifth well increased sales volumes from 5,990 MCF during 2006 to 12,187 MCF during 2007. While the Partnership has a new discovery expected to provide significant gas sales beginning in April 2008, only one of the five wells producing during 2006 remains a significant producer as of December 31, 2007.

As a result of the significant impairment charges taken by the Partnership in both 2005 and 2006, the Partnership incurred property impairment expense of only $56,256 during 2007, compared to $2,805,385 during 2006. The 2007 impairment expense was the result of the decrease in estimated proved reserves from properties placed in production during 2005 and 2006 as a result of production declining at a greater rate than previously estimated.

As of December 31, 2007, the Partnership has one producing royalty interest well and four producing working interest wells, and has one additional well expected to begin production during April 2008.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

The Partnership incurred a net loss of $2,941,263 for 2006 compared to a loss of $5,386,054 incurred for 2005. Property impairment expense of $2,805,385 was the major reason for the 2006 loss, and was the result of two primary factors. First, the exploration well completed by the Partnership in March 2006, while successful, did not have estimated reserves sufficient to recover the costs of drilling the well, and a second exploration well that was testing at December 31, 2005 was abandoned during 2006 as a dry hole. Secondly, the well performance of several successful Partnership wells completed in 2005 did not meet engineering expectations, which resulted in a significant reduction of estimated reserves. The property impairment expense for 2005 totaled $5,173,969, and resulted from the fact that the Partnership drilled five dry holes at a cost of $3.08 million and wrote off an additional $2.09 million because the value of estimated reserves discovered was less that the drilling costs of the successful wells.

As mentioned in our September 30, 2006 Form 10-Q, one well, which has historically been the most productive well for the Partnership, began producing significant levels of water during the second quarter of 2006. During the latter quarters of the year, three attempts were made to reduce this water production. All of the attempts proved unsuccessful, and the zone was abandoned. A re-completion attempt in a new zone expected to be productive was performed in February 2008 and was unsuccessful, and the well will be plugged and abandoned.

Partnership oil and gas revenues for 2006 totaled $311,888 compared to $113,465 for 2005. During 2005, the Partnership had three productive development wells and two productive purchased royalty interest wells, though one of the productive development wells ceased production prior to December 31, 2005. The Partnership had three developmental wells and one exploratory well which began production during 2006. One of these developmental wells ceased production in September, 2006, and one of the 2005 successful wells ceased production during the fourth quarter of 2006. One of the wells in which the Partnership had a royalty interest also ceased production during 2006. As of December 31, 2006, the Partnership had four producing working interest wells and one productive royalty interest well. Approximately $17,000 of the 2006 lease operating expenses were incurred in connection with the three unsuccessful workover attempts to reduce water or shut-off water production from the well described in the preceding paragraph. General and administrative costs were lower during 2006, primarily as a result of lower legal, accounting, and printing costs associated with SEC filings.

Oil and gas sales revenues for the fourth quarter of 2006 dropped to $68,482 compared to $91,828 during the third quarter, due to declining production from existing wells and because one Partnership well ceased production in September 2006 and another ceased production during the fourth quarter when workover attempts were unsuccessful in reducing and/or shutting off water production from the well. Oil and gas revenues are expected to continue to decline during 2007.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, 2006, and 2005, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations

The Partnership has no obligations under non-cancelable agreements as of December 31, 2007.

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

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Partnership’s financial statements and supplementary data are set forth in a separate section to this Annual Report, beginning on page F-1.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.                    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer of the Partnership’s general partner, Reef Oil & Gas Partners, L.P., evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation,  the principal executive officer and principal financial officer of our general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate to allow timely decisions regarding financial disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.                    OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Partnership has no directors or executive officers; it is managed by Reef Oil & Gas Partners, L.P.

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	51	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Kellam Colquitt	60	Chief Operating Officer of RELP
H. Walt Dunagin	50	Vice President – Land Manager of RELP
Lawrence J. Harrison, Jr	57	Vice President – Business Development of RELP
Byron H. Dean	58	Manager of Acquisitions and Divestitures of RELP
Daniel C. Sibley	56	Chief Financial Officer of Reef and of RELP
David M. Tierney	55	Controller – Reef Global Energy Ventures

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, as well as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served in this position with RELP since January 2006 and has served in this position with its predecessor entity, OREI, since 1987. Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and natural gas business in 1976 when he joined Tenneco Oil & Gas Company. Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

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

H. Walt Dunagin is Vice President—Land Manager of RELP. He has held this position since January 2006 and has served in this position with its predecessor entity, OREI, since 1990. He is responsible for all contracts with other industry partners and all land activities required for exploration, development and production, including lease acquisition, title opinions, curative, permitting, unitization, rights-of-way and environmental issues. A graduate of the University of Mississippi in 1969 with a B.B.A. degree, Walt’s career has also involved land work for ExxonMobil, ChevronTexaco, UNOCAL, Santa Fe Energy and Oryx Energy (now Kerr-McGee). Walt is a member of the Dallas Association of Petroleum Landmen and the Association of International Petroleum Negotiators.

Lawrence J. Harrison, Jr. is Vice President – Business Development of RELP. He joined RELP in October 2006 following fourteen years with The Oil & Gas Asset Clearinghouse, a leading acquisition and divestiture advisory firm. Mr. Harrison has served as an independent Landman verifying title ownership and acquiring leases and other agreements in support of clients drilling programs. He worked for Mobil Oil Corporation and several other companies before joining The Clearinghouse. Mr. Harrison is a 1972 graduate of the University of Southern Mississippi with a Bachelor of Science degree in Communications. Mr. Harrison is a past president of the Houston Association of Professional Landmen and a past member of the American Association of Professional Landmen Executive Committee. He is currently a Director of the Louisiana Oil & Gas Association (LOGA) and a member of the ADAM Energy Forum and the Independent Petroleum Association of America.

Byron H. (Howard) Dean is Manager – Acquisitions and Divestitures of RELP and is responsible for solicitation and technical evaluation of acquisition and development opportunities for Reef. A registered petroleum engineer, Mr. Dean has over 30 years of industry experience with oil and natural gas operations and reservoir engineering, both domestic onshore and offshore. Prior to joining RELP, Mr. Dean was Senior Petroleum Engineer and Acquisition and Divestiture Specialist for PLS, Inc. and Noble Royalties, Inc. He is a 1974 graduate of the University of Texas at Arlington with a Bachelor of Science degree in Civil Engineering. Mr. Dean is an active member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, ADAM Energy Forum, and Texas Independent Producer and Royalty Owners Association.

Daniel C. Sibley became Chief Financial Officer of Reef in December 1999. He has served in the same position for RELP since January 2006, and has served in this position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

David M. Tierney has been employed by RELP since January 2006 and was previously with its predecessor entity, OREI, since March 2001. Mr. Tierney is the Controller of the Reef Global Energy Ventures and Reef Global Energy Ventures II partnerships. Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table summarizes the items of compensation to be received by Reef as the managing general partner of the Partnership.

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

Reef’s “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, nor the 1% interest Reef has as the result of its payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs. Reef purchased 5.01% of the outstanding Partnership units. Reef received a 10% interest as managing general partner of the Partnership and a 1% interest as a result of Reef’s payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs for a total of an 11% interest. This 11% interest was not represented by partnership units. During 2006, Reef voluntarily gave up its 10% interest received for forming the Partnership, and now has only a 1% interest in the Partnership that is not represented by partnership units. As a result, Reef has a total interest in the Partnership of 5.96%.

Reef received a management fee of $1,424,916, which is 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef paid all of the Partnership’s organization and offering costs, including sales commissions. The Partnership recorded $1,374,916 of this payment as offering costs, and $50,000 as organization costs in the December 31, 2004 financial statements.

Reef will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2007, 2006, and 2005, the Partnership reimbursed Reef ($1,558), $26,468 and $7,295, respectively, for technical services costs which have been capitalized as project costs, and $16,802, $13,666 and $10,848, respectively, for administrative costs included as general and administrative expenses.

Operator fees are payable to OREI and RELP on the nine prospects where OREI and RELP serve as operator. OREI and RELP receive fees at the competitive rate in the geographical area of the prospects during the drilling and production phase of operations. Often these are charged as a monthly fee per well. During the years ended December 31, 2007, 2006, and 2005, the Partnership paid operator fees totaling $5,657, $4,507 and $27,954 to RELP and OREI. RELP (previously OREI) serves as operator for nine Partnership prospects upon which five successful and four unsuccessful wells were drilled. Of the five successful wells drilled, three are currently producing and two have ceased production.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2007 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

Person or Group	Number of Units Beneficially Owned	Percent of Total Partnership Units Outstanding	Percentage of Total Partnership Interests Beneficially Owned
Reef Oil & Gas Partners, L.P. (1)	25.028	5.01%	4.96%
Reef Oil & Gas Partners, L.P. (1)	—	—	1.00%

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reef is the managing general partner of the Partnership. Along with its affiliates, Reef has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership. See Item 11. – Executive Compensation.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

	2007	2006
Audit fees	$34,066	$44,220
Audit related fees	$—	$—
Tax fees	$$1,000	$$866
Tax related fees	$—	$—

Fees for tax services are for review of the Partnership’s tax return.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheets	F-2
	Statements of Operations	F-3
	Statements of Partnership Equity	F-4
	Statements of Cash Flows	F-5
	Notes to Financial Statements	F-6

	2. Financial Statement Schedules	None

3. Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index at the end of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	REEF GLOBAL ENERGY IV, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC
General Partner

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of the general partner of Reef Oil & Gas Partners, L.P. (Principal Executive Officer)	March 31, 2008
Michael J. Mauceli

/s/ Daniel C. Sibley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008
Daniel C. Sibley

Reef Global Energy IV, L.P.

Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy IV, L.P.

We have audited the accompanying balance sheets of Reef Global Energy IV, L.P. (the “Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, partnership equity, and cash flows for the years ended December 31, 2007, 2006, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy IV, L.P. at December 31, 2007, and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, 2006, and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations, erosion of partnership equity, and declines in cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Dallas, Texas

March 28, 2008

Reef Global Energy IV, L.P.

Balance Sheets

December 31,	2007	2006

Assets

Current assets:
Cash and cash equivalents	$75,764	$83,061
Accounts receivable from affiliates	—	27,920
Total current assets	75,764	110,981

Oil and natural gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $8,393,271 and $8,456,815	152,562	139,220
Unproved properties	—	27,920
Net oil and natural gas properties	152,562	167,140

Other assets:
Prepaid drilling costs	—	26,597
Total current assets	—	26,597

Total assets	$228,326	$304,718

Liabilities and partnership equity

Current liabilities:
Accounts payable	$82	$226
Accounts payable to affiliates	6,240	90,336
Total current liabilities	6,322	90,562

Long-term liabilities:
Asset retirement obligation	137,757	94,718
Total long-term liabilities	137,757	94,718

Commitments and contingencies (Note 6)

Partnership equity
General partners	3,459	24,716
Limited partners	9,683	69,198
Managing general partner	71,105	25,524
Partnership equity	84,247	119,438

Total liabilities and partnership equity	$228,326	$304,718

See accompanying notes to financial statements and independent registered public accounting firm’s report.

Reef Global Energy IV, L.P.

Statements of Operations

	Year ended December 31	Year ended December 31	Year ended December 31,
	2007	2006	2005

Revenues	$231,283	$311,888	$113,465

Costs and expenses:
Lease operating expenses	59,971	110,103	36,583
Production taxes	14,256	17,465	3,024
Depreciation, depletion and amortization	62,949	247,338	230,123
Property impairment	56,256	2,805,385	5,173,969
Accretion of asset retirement obligation	43,039	5,820	2,688
General and administrative expenses	70,953	74,215	107,952
Total costs and expenses	307,424	3,260,326	5,554,339

Loss from operations	(76,141)	(2,948,438)	(5,440,874)

Other income:
Interest income	1,155	7,175	54,820
Total other income	1,155	7,175	54,820

Net loss	$(74,986)	$(2,941,263)	$(5,386,054)

Net loss per general partner unit	$(97.88)	$(5,852.12)	$(10,654.98)
Net loss per limited partner unit	$(97.88)	$(5,852.12)	$(10,654.98)
Net loss per managing general partner unit	$(1,138.48)	$(6,459.63)	$(12,994.92)

See accompanying notes to financial statements and independent registered public accounting firm’s report.

Reef Global Energy IV, L.P.

Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2004	125.000	$2,127,535	349.972	$5,956,620	25.028	$424,719	500.000	$8,508,874
Partner contributions		—		—		74,339		74,339
Partner distributions	—	(15,931)	—	(44,603)	—	(11,066)	—	(71,600)
Net loss		(1,331,873)		(3,728,945)		(325,236)		(5,386,054)
Balance at December 31, 2005	125.000	799,731	349.972	2,183,072	25.028	162,756	500.000	3,125,559

Distribution amount per partnership unit		127.45		127.45		442.14

Balance at December 31, 2005	125.000	779,731	349.972	2,183,072	25.028	162,756	500.000	3,125,559
Partner contributions	—	—	—	—	—	37,392	—	37,392
Partner distributions	—	(23,501)	—	(65,797)	—	(12,952)	—	(102,250)
Net loss	—	(731,514)	—	(2,048,077)	—	(161,672)	—	(2,941,263)
Balance at December 31, 2006	125.000	24,716	349.972	69,198	25.028	25,524	500.000	119,438

Distribution amount per partnership unit		188.01		188.01		517.50

Balance at December 31, 2006	125.000	24,716	349.972	69,198	25.028	25,524	500.000	119,438
Partner contributions	—	—	—	—	—	76,245	—	76,245
Partner distributions	—	(9,022)	—	(25,258)	—	(2,170)	—	(36,450)
Net loss	—	(12,235)	—	(34,257)	—	(28,494)	—	(74,986)
Balance at December 31, 2007	125.000	$3,459	349.972	$9,683	25.028	$71,105	500.000	$84,247

Distribution amount per partnership unit		$72.17		$72.17		$86.70

See accompanying notes to financial statements and independent registered public accounting firm’s report.

Reef Global Energy IV, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005

Operating Activities
Net loss	$(74,986)	$(2,941,263)	$(5,386,054)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	62,949	247,338	230,123
Property impairment	56,256	2,805,385	5,173,969
Accretion of asset retirement obligation	43,039	5,820	2,688
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in other assets	26,597	(26,597)	2,919,405
Changes in operating assets and liabilities:
Accounts receivable	—	356	(51)
Accounts payable	(144)	(15,670)	14,790
Accounts payable to affiliates	(58,380)	53,294	5,862
Net cash provided by operating activities	55,331	128,663	2,960,732

Investing Activities
Property acquisition and development	(131,095)	(721,253)	(7,623,409)
Net cash used in investing activities	(131,095)	(721,253)	(7,623,409)

Financing Activities
Partner capital contributions	104,917	19,918	489,368
Partner distributions	(36,450)	(102,250)	(71,600)
Net cash provided by (used in) financing activities	68,467	(82,332)	417,768

Net decrease in cash and cash equivalents	(7,297)	(674,922)	(4,244,909)
Cash and cash equivalents at beginning of period	83,061	757,983	5,002,892
Cash and cash equivalents at end of period	$75,764	$83,061	$757,983

Non-cash investing transactions:
Property additions included in accounts payable	$—	$—	$17,012
Property additions included in accounts payable to affiliates	$—	$26,468	$225,419
Property additions and asset retirement obligation	$—	$1,173	$85,037
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$—	$27,920	$10,446

See accompanying notes to financial statements and independent registered public accounting firm’s report.

Reef Global Energy IV, L.P.

Notes to Financial Statements

December 31, 2007

1. Organization and Basis of Presentation

Reef Global Energy IV, L.P. (the Partnership) is the fourth in a series of five Nevada limited partnerships comprising a program called Reef Global Energy Ventures (the Program), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the SEC) on May 31, 2001. In order to be formed, each partnership was required to sell a minimum of 50 partnership units at $20,000 per unit, including units purchased by the managing general partner. Each partnership formed as a part of the Program offered a maximum of 500 units for sale, consisting of a maximum of 375 limited partner units and a maximum of 125 general partner units. Reef Global Energy IV, L.P. offered 500 units for sale ($10,000,000), consisting of up to 375 limited partner units and up to 125 general partner units. Investor funds were held in escrow and were subject to reimbursement with interest if the minimum number of units was not sold. The Program filed a prospectus supplement with the SEC on September 21, 2004 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on November 10, 2004. The Partnership offering closed December 2, 2004, with sales to outside investors totaling 125 general partner units and 349.972 limited partner units, and sales to the managing general partner totaling 25.028 limited partner units.

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (Reef) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (investor partners). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest was not represented by Partnership units. In addition, Reef purchased 5.01% of the Partnership units and, therefore, held 5.01% of the 89% interest in the Partnership (4.46%) held by the unit holders. Effective August 1, 2006, Reef reduced the interest it received as compensation for forming the Partnership from 10% to 5%, and effective November 1, 2006 it reduced this interest from 5% to 0%. Therefore, effective November 1, 2006, Reef holds a 1% interest in the partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 1% interest is not represented by Partnership units. Effective November 1, 2006 Reef holds 5.01% of the 99% interest in the Partnership (4.96%) held by the unit holders. The Partnership primarily purchased working interests in exploratory and developmental drilling prospects and drilled oil and gas wells located onshore in the continental United States and in U.S. coastal waters in the Gulf of Mexico. Other partnerships formed as a part of this Program, as well as other private drilling partnerships managed by Reef also own interests in some of these wells. In instances where Reef affiliated entities own a majority working interest in a well, the well may be operated by OREI, Inc. (OREI) or Reef Exploration, L.P. (RELP), affiliates of the managing general partner.

Under the terms of the partnership agreement, certain income and expense items are allocated differently between the managing general partner and the investor partners. Allocations of income and expense to the managing general partner and investor partners are made quarterly based upon the number and type of partnership units held at the end of the quarter.

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

Monthly cash distributions to partners are based upon the number and type of partnership units held at the close of the prior month. Prior to August 1, 2006, cash distributions to partners of the net cash flow from interest income and oil and natural gas sales revenues, less operating, general and administrative, and other costs were distributed 15.46% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.54% to investor partners. Effective November 1, 2006, cash distributions are distributed 5.96% to the managing general partner (based upon the 1% interest not represented by units and the 4.96% interest represented by Partnership units) and 94.04% to investor partners.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership has suffered recurring losses from operations that have utilized a major portion of partnership equity. While the Partnership appears to have adequate liquidity at December 31, 2007, there can be no assurance that such liquidity will remain sufficient.

These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Partnership be unable to continue in existence.

The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets, as a result of the recurring losses incurred over the past several years, the erosion of partnership equity, and the lack of significant cash flows from operations.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

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

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. Unproved properties consist primarily of drilling costs in progress on wells drilling for unproved reserves. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. These unproved properties are assessed periodically to ascertain whether impairment has occurred.

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

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

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations.

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2007 and 2006.

	2007	2006
Beginning asset retirement obligation	$94,718	$87,725
Additions related to new properties	—	1,173
Accretion expense	43,039	5,820
Ending asset retirement obligation	$137,757	$94,718

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2007, 2006, and 2005.

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2007, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $2.05 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Fair Value of Financial Instruments

The carrying amounts of the Partnership’s short-term financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate their fair values based on the short maturities of those instruments.

Reclassifications

Certain information provided for prior years has been reclassified to conform to the current year presentation adopted as of December 31, 2007.

3. Transactions with Affiliates

The Partnership has no employees. RELP, an affiliate of Reef formed in 2005, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. Prior to January 2, 2006, OREI, another Reef affiliate, employed this staff of employees. On January 2, 2006, the employees of OREI were transferred to RELP. In addition, during 2006 RELP assumed from OREI well operator status for all wells previously operated by OREI. The Partnership reimburses RELP and OREI for technical and administrative services at cost. During the years ended December 31, 2007, 2006, and 2005, the Partnership incurred technical services and administrative costs totaling $15,244, $40,134, and $18,143, respectively. Of these amounts, ($1,558), $26,468, and $7,295 represent technical services costs capitalized as project costs, and $16,802, $13,666, and $10,848 represent administrative costs included as general and administrative expenses.

Accounts receivable from affiliates totaled $27,920 as of December 31, 2006. The December 31, 2006 balance consisted of drilling costs related to a Partnership well for which Reef is paying 100% of the drilling cost (See Note 8). The Partnership settles its balances with Reef on a quarterly basis.

Accounts payable to affiliates totaled $6,240 and $90,336 at December 31, 2007 and 2006. RELP currently processes joint interest billings and revenue payments on behalf of the Partnership. The December 31, 2007 balance includes $752 due Reef for reimbursement of an

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

overpayment made by Reef in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs incurred by the Partnership. The remaining balance of $5,488 is due RELP for administrative service costs provided by RELP, as well as for joint interest charges net of revenue payments processed by RELP on behalf of the Partnership. The December 31, 2006 balance due is for technical and administrative services costs provided by RELP, as well as for joint interest charges net of revenue payments processed by RELP on behalf of the Partnership. The Partnership settles its balances with RELP and Reef on a quarterly basis.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interests in the well. During the years ended December 31, 2007, 2006, and 2005, the Partnership paid drilling overhead fees totaling $0, $199, and $26,182 to RELP and OREI. During the years ended December 31, 2007, 2006, and 2005, the Partnership paid $5,236, $4,308, and $1,772 in operating overhead fees to RELP and OREI.

4. Prepaid Drilling Costs

At December 31, 2006, the Partnership had prepaid $26,597 in connection with intangible drilling costs to be incurred on a well in which the Partnership has a working interest and which was drilling at December 31, 2006.

5. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2007, four marketers and one operator accounted for 41.0%, 17.2%, 16.8%, 13.4%, and 10.7% of the Partnership’s oil and gas revenues, respectively. During the year ended December 31, 2006, three marketers and one operator accounted for 32.9%, 21.8%, 13.4%, and 23.0% of the Partnership’s oil and gas revenues, respectively. During the year ended December 31, 2005, one marketer and one operator purchased all of the Partnership’s products and accounted for 75.6% and 24.4% of the Partnership’s oil and gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

7. Partnership Equity

Sales of Partnership units began on September 21, 2004. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 50 units. The Partnership was formed on November 10, 2004, and the sale of Partnership units was closed on December 2, 2004 when all 500 Partnership units were sold. The Partnership raised $9,499,441 from the sale of 474.972 Partnership units to investor partners. Reef purchased the remaining 25.028 units (5.01%) for $425,475. Reef also contributes 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.96%) of the leasehold, drilling, and completion costs paid by the Partnership. In addition, Reef has agreed to reimburse the Partnership for 100% of the costs of drilling a developmental well in Louisiana. In connection with these obligations, Reef paid $104,917, $19,918, and $63,893 during the years ended December 31, 2007, 2006, and 2005, and has a receivable from the Partnership totaling $752 at December 31, 2007.

The Partnership also retained the interest income earned during 2004 and 2005, totaling $68,585, for use during the drilling phase of the Partnership.

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving net capital contributions of $8,756,561 available for Partnership oil and gas activities. Of the $1,424,916, offering costs were $1,374,916 and organization costs were $50,000.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

8. Partnership Projects

During 2004-2007, the Partnership utilized the $8,756,561 of net capital contributions to drill thirteen wells and to purchase royalty interests in a field in Louisiana with three producing oil and natural gas properties. The Partnership drilled six successful developmental wells and one successful exploratory well, four of which are still productive, and drilled two developmental dry holes and four exploratory dry holes. One of the royalty interest properties purchased by the Partnership is still productive.

In August 2006, the managing general partner agreed to pay 100% of the costs for a working interest in a developmental well in Louisiana. The well completed drilling operations in May 2007 and was unsuccessful, however, after reviewing the well logs and other geologic data, the wellbore was re-entered during the fourth quarter of 2007 and successfully sidetracked. Sidetrack drilling operations were completed during February 2008 and the well is expected to begin production in April 2008. Reef has agreed to continue to pay 100% of the cost of the sidetrack operations and completion. The managing general partner reimburses these well costs to the Partnership as incurred. The total cost of the well and sidetrack to the managing general partner

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

is expected to total approximately $170,000. As of December 31, 2007 the Partnership had incurred and been reimbursed $103,853 of costs related to this well. The amounts reimbursed are classified as additional capital contributions on the accompanying balance sheet.

During 2006, OREI transferred operator status for all properties operated by OREI to RELP. RELP serves as operator of nine of the wells drilled by the Partnership. Four of these wells were unsuccessful and five were successful wells, of which three are still productive at December 31, 2007.

9. Subsequent Events

At December 31, 2007, the net capitalized costs of oil and natural gas properties exceeded the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period and held constant and discounted at 10 percent, which would require the Partnership to recognize property impairment expense equal to the difference between these amounts. However, subsequent to December 31, 2007 the Partnership had a successful discovery as a result of the completion of drilling on the sidetrack operations referred to in Note 8. This discovery has estimated proved reserves such that, after inclusion of these reserves, the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10% exceeds net capitalized costs, including those capitalized costs incurred subsequent to December 31, 2007 in connection with the drilling of this well. Therefore, the Partnership recorded no property impairment expense in the financial statements for the fourth quarter of 2007.

During February 2008, the Partnership attempted a workover of a well that had been shut-in and the current productive zone abandoned because of high water production volumes. An unsuccessful attempt was made to open a new productive zone in the well. The well is expected to be plugged and abandoned.

10. Supplemental Information on Oil & Natural Gas Exploration and Production Activities (Unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2007	2006	2005

Oil and natural gas properties:
Unproved properties	$—	$27,920	$—
Proved properties	8,545,833	8,596,035	8,117,492
	8,545,833	8,623,955	8,117,492
Less:
Accumulated depreciation, depletion and amortization	(357,661)	(477,461)	(230,123)
Property impairment	(8,035,610)	(7,979,354)	(5,173,969)
Total	$152,562	$167,140	$2,713,400

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

Costs Incurred

The following table sets forth costs incurred in oil and natural gas acquisition, exploration, and development activities during the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Oil and natural gas properties:
Acquisition of proved reserves	$—	$—	$523,554
Exploration	(24)	33,439	2,591,242
Development	104,650	473,024	4,187,177
Total	$104,626	$506,463	$7,301,973

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Oil and gas producing activities:
Oil sales	$56,780	$65,467	$12,144
Natural gas sales	174,503	246,421	101,321
Production expenses	(74,227)	(127,568)	(39,607)
Accretion of asset retirement obligation	(43,039)	(5,820)	(2,688)
Depreciation , depletion and amortization	(62,949)	(247,338)	(230,123)
Property impairment expense	(56,256)	(2,805,385)	(5,173,969)
Results of producing activities	$(5,188)	$(2,874,223)	$(5,332,922)

Depletion rate per BOE	$13.88	$38.33	$112.34

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Oil and Natural Gas Reserves

The following information describes changes during the year and balances of proved oil and natural gas reserves as of December 31, 2007, 2006, and 2005. The definitions used are in accordance with applicable Securities and Exchange Commission regulations.

Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, prices and costs as of the date the estimate is made.

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based upon future conditions. Additional development costs required to recover these proved reserves are estimated at approximately $8,857, $13,923 and $146,000 as of December 31, 2007, 2006, and 2005, respectively. All of the Partnership’s reserves are located in the United States.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved developed reserves for properties owned by the Partnership:
Reserves at December 31, 2004	—	—	—
Purchases of minerals in place	19	3,801	653
New discoveries	4,730	408,698	72,846
Production	(212)	(11,019)	2,049)
Reserves at December 31, 2005	4,537	401,480	71,450

Revisions of previous estimates	(2,395)	(304,084)	(53,076)
New discoveries	57	418	127
Production	(1,014)	(32,636)	(6,453)
Reserves at December 31, 2006	1,185	65,178	12,048

Revisions of previous estimates	(252)	(40,471)	(6,997)
New discoveries	3,037	72,551	15,129
Production	(795)	(22,447)	(4,536)
Reserves at December 31, 2007	3,175	74,811	15,644

(1)     Oil includes both oil and natural gas liquids

(2)     BOE (barrels of oil equivalent) is calculated by converting 6 MCF of natural gas to 1 BBL of oil. A BBL (barrel) of oil is one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

Standardized Measure of Discounted Future Net Cash Flows

As required by the FASB, the standardized measure of discounted future net cash flows is computed by applying year-end prices, costs and legislated tax rates and a discount factor of 10 percent to net proved reserves.

Changes in the demand for oil and natural gas, inflation, and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of the current market value of the Partnership’s proved reserves.

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

December 31,	2007	2006	2005
Oil and natural gas properties owned by the Partnership:
Future cash inflows	$789,360	$548,350	$4,561,530
Future production costs	(310,806)	(392,739)	(1,081,708)
Future development costs	(8,857)	(13,923)	(146,180)
Future net cash flows	469,697	141,688	3,333,642
Effect of discounting net cash flows at 10%	(113,487)	(2,468)	(808,977)
Discounted future net cash flows	$356,210	$139,220	$2,524,665

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Oil and Natural Gas Reserves

December 31,	2007	2006	2005
Oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$139,220	$2,524,655	$—
Extensions and discoveries	517,409	2,726	2,566,027
Purchase of minerals in place	—	—	29,798
Net change in sales price, net of production costs	161,491	(2,149,101)	—
Revisions of quantity estimates	(90,401)	(673,318)	—
Net changes in estimated future development costs	10,559	—	—
Changes in production timing rates	(281,973)	360,292	—
Accretion of discount	13,922	252,466	—
Sales net of production costs	(114,017)	(178,500)	(71,170)
Net increase (decrease)	216,990	(2,385,435)	2,524,655
Standardized measure at end of year	$356,210	$139,220	$2,524,655

EXHIBIT INDEX

3.1           Form of Limited Partnership Agreement (incorporated by reference to Appendix A to the prospectus filed as part of Post-Effective Amendment No. 1 to Registration Statement on  Form S-1, SEC File No.333-93399, as filed with the SEC on September 14, 2001).

10.1         Letter Agreement, dated November 7, 2001, by and between Reef Partners LLC and Challenger Minerals Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of Reef Global Energy Ventures as filed with the SEC on March 5, 2002).

23.2*       Consent of Gleason Engineering

31.1*       Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the  Securities Exchange Act of 1934.

31.2*       Certification of Chief Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934.

32.1*       Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.

32.2*       Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.

* Filed herewith