Form 10-Q
period 2008-03-31
Reef Global Energy IV, L.P.
filed 2008-05-20
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 333-93399-04

REEF GLOBAL ENERGY IV, L.P.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1654113 (I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas 75080 (Address of principal executive offices)	75080-3609 (Zip code)

Registrant’s telephone number, including area code: (972)-437-6792

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of March 31, 2008, the registrant had 25.028 units of general partner interest held by the managing general partner, 125.000 units of additional general partner interest and 349.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.

Form 10-Q Index

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$37,800	$75,764
Accounts receivable from affiliates, net	38,467	—
Total current assets	76,267	75,764

Oil and natural gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $8,407,324 and $8,393,271	197,119	152,562
Net oil and natural gas properties	197,119	152,562

Total assets	$273,386	$228,326

Liabilities and partnership equity

Current liabilities:
Accounts payable	$106	$82
Accounts payable to affiliates	4,037	6,240
Total current liabilities	4,143	6,322

Long-term liabilities:
Asset retirement obligation	139,027	137,757
Total long-term liabilities	139,027	137,757

Partnership equity:
General partners	7,816	3,459
Limited partners	21,884	9,683
Managing general partner	100,516	71,105
Partnership equity	130,216	84,247

Total liabilities and partnership equity	$273,386	$228,326

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Operations

	For the three months ended March 31, (unaudited)
	2008	2007

Revenues	$62,852	$36,536

Costs and expenses:
Lease operating expenses	12,695	13,540
Production taxes	4,098	2,255
Depreciation, depletion and amortization	14,053	14,992
Property impairment	—	56,256
Accretion of asset retirement obligation	1,270	34,154
General and administrative	9,108	9,026
Total costs and expenses	41,224	130,223

Income (loss) from operations	21,628	(93,687)

Other income:
Interest income	231	334
Total other income	231	334

Net income (loss)	$21,859	$(93,353)

Net income (loss) per general partner unit	$68.52	$(184.84)
Net income (loss) per limited partner unit	$68.52	$(184.84)
Net loss per managing general partner unit	$(426.97)	$(222.17)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Cash Flows

	For the three months ended March 31, (unaudited)
	2008	2007

Operating Activities
Net income (loss)	$21,859	$(93,353)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	14,053	14,992
Property impairment	—	56,256
Accretion of asset retirement obligation	1,270	34,154
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable	24	(216)
Accounts payable to affiliates	(1,451)	(40,250)
Net cash provided by (used in) operating activities	35,755	(28,417)

Investing Activities
Property acquisition and development	(58,610)	—
Net cash used in investing activities	(58,610)	—

Financing Activities
Partner capital contributions	1,891	29,023
Partner distributions	(17,000)	—
Net cash provided by (used in) financing activities	(15,109)	29,023

Net increase (decrease) in cash and cash equivalents	(37,964)	606
Cash and cash equivalents at beginning of period	75,764	83,061
Cash and cash equivalents at end of period	$37,800	$83,667

Supplemental disclosure of non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$38,467	$31,551

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2008

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy IV, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2008. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007 (the “Annual Report”).

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended March 31, 2008 and 2007, the Partnership recognized property impairment expenses of $0 and $56,256, respectively.

Asset Retirement Obligations

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability of the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations.

The following table summarizes the Partnership’s asset retirement obligation for the three months ended March 31, 2008 and the year ended December 31, 2007.

	Three months ended March 31, 2008	2007
Beginning asset retirement obligation	$137,757	$94,718
Additions related to new properties	—	—
Accretion expense	1,270	43,039
Ending asset retirement obligation	$139,027	$137,757

Reclassifications

Certain information provided for prior years has been reclassified to conform to the 2008 financial statement presentation.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of the managing general partner, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2008 and 2007, the Partnership incurred technical services and administrative costs totaling $2,642 and $1,308, respectively. Of these amounts, $1,373 and $0 represent technical services costs capitalized as project costs, and $1,269 and $1,308 represent administrative costs included as general and administrative expenses.

Accounts receivable from affiliates totaled $38,467 at March 31, 2008. The balance consists of workover costs related to a Partnership well for which Reef is paying 100% of the cost. The Partnership settles its balances with Reef and RELP on a quarterly basis.

RELP processes joint interest billings and revenues on behalf of the Partnership. Accounts payable to affiliates totaled $4,037 and $6,240 at March 31, 2008 and December 31, 2007, respectively. Of these amounts, $4,037 and $5,488 are owed by the Partnership to RELP in connection with joint interest charges in excess of net revenues processed by RELP on behalf of the Partnership. At December 31, 2007, the Partnership owed Reef $752 for reimbursement of an overpayment made by Reef in connection with Reef’s obligation to pay 1% of all leasehold, drilling, and completion costs incurred by the Partnership.

4. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2008 and 2007 is detailed below:

For the three months ended March 31, 2008

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	25.028	$(10,687)	$(426.97)
General partner units	125.000	8,565	68.52
Limited partner units	349.972	23,981	68.52
Total	500.000	$21,859

For the three months ended March 31, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(5,560)	$(222.17)
General partner units	125.000	(23,105)	(184.84)
Limited partner units	349.972	(64,688)	(184.84)
Total	500.000	$(93,353)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Partnership’s financial position, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the related notes thereto, included in the Annual Report.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements made in this Quarterly Report.  Specifically, the following statements are forward-looking:

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the Reef Global Ventures II Drilling Program’s (the “Program”) prospectus dated January 10, 2002 and prospectus supplement dated September 21, 2004. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

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

Overview

Reef Global Energy IV, L.P. is a Nevada limited partnership formed to acquire, explore, develop, and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in eight developmental prospects located in Live Oak (2 prospects) and Nueces County, Texas and Jefferson, St. Charles, Cameron, and Acadia (2 prospects) Parish, Louisiana and participated in the drilling of eight developmental wells on those prospects. The Partnership purchased working interests in five exploratory prospects located in Galveston (2 prospects) County, Texas, Jefferson and Plaquemines Parish, Louisiana, and in United States coastal waters in the Gulf of Mexico, and participated in the drilling of five exploratory wells on those prospects.  A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect. A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir. The Partnership also purchased a royalty interest in a field in Louisiana with three productive wells, one of which is still producing as of the date of this report. Drilling operations were completed during February 2006. Six developmental wells were successful, of which two are still productive, and two developmental wells were unsuccessful. One exploratory well was successful and is still productive, and four exploratory wells were unsuccessful. In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the tern “unsuccessful” to refer to wells that do not meet one or more of these criteria. The Partnership has incurred $8,035,610 of property impairment associated with drilling operations during 2005, 2006, and 2007, and cash flows from successful wells have not been sufficient to provide significant returns to investor partners.

The managing general partner has reduced its interest in the Partnership as indicated above, and, in addition, agreed to fund 100% of the cost of two projects. In August 2006 the managing general partner agreed to pay 100% of the costs for a working interest in a developmental well located in Terrebonne Parish, Louisiana. The well completed drilling operations in May 2007 and was unsuccessful; however, after reviewing the well logs and other geologic data, the wellbore was re-entered during the fourth quarter of 2007 and successfully sidetracked. Drilling operations were finished during February 2008, and the well began producing on May 2, 2008. Initial results indicate the well will be commercially productive. Reef paid 100% of the costs of both the initial drilling and the sidetrack of this well. Reef also agreed to pay 100% of the cost of a workover attempt performed during February 2008 on one of the Partnership’s developmental wells that had ceased production as a result of high water volumes associated with the natural gas production from the well. This workover was unsuccessful in its attempt to shut-off the water production, and the well will be plugged and abandoned.

The Partnership has no plans for additional drilling activities. The Partnership does not operate in any other business segment, and operates solely in the United States. Note 1 to the audited financial statements included in the Partnership’s Annual Report included a section regarding the ability of the Partnership to continue as a going concern, due to recurring losses from operations. The managing general partner continues to consider several options for the Partnership, including the possible sale of marketable assets. The final Partnership well began producing on May 2, 2008, and initial results indicate that the well will be commercially productive. Based upon its estimates of the revenues to be generated from marketing the oil and gas production from this well, management expects the Partnership to have net income from operations during 2008 if its evaluation of this well is accurate.

The table below summarizes Partnership drilling expenditures as of March 31, 2008 by classification of well. Drilling, completion, and facilities costs include $86,210 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$464,099	$4,463,079	$4,927,178
Exploratory wells	139,396	2,960,963	3,100,359
Purchase of royalty interests	523,554	—	523,554
Total	$1,127,049	$7,424,042	$8,551,091

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,916. Reef purchased 25.028 limited partner units, or 5.01% of the total units sold, for $425,475. Investor partners purchased 125.000 units of general partner interest and 349.972 units of limited partner interest for $9,499,441. The Partnership held $68,585 of interest earned during 2004 and 2005 for use in drilling operations. As of March 31, 2008, Reef has also contributed  $187,976 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs, and to reimburse the Partnership for 100% of the drilling costs of a well in Louisiana for which Reef is paying 100% of the costs. Organization and offering costs totaled $1,424,916, leaving capital contributions of $8,756,561 available for drilling operations and pre-production administrative costs. The Partnership expended $8,615,403 on drilling operations and the purchase of royalty interests, and $112,843 on pre-production administrative costs in connection with the thirteen wells and the royalty purchase described above. Drilling operations were completed in February 2006.

During this quarter, drilling operations were finished on a developmental well located in Terrebonne Parish, Louisiana for which the managing general partner paid 100% of the costs. The well was completed during March and April 2008 and began production operations on May 2, 2008. The managing general partner also paid 100% of the workover cost on a Partnership well that was shut-in during 2007 due to high water volumes. The workover was unsuccessful in its attempt to reduce or eliminate the water volumes, and the well will be plugged and abandoned. Another non-operated developmental well also had an unsuccessful workover attempt to re-complete the well to a new productive zone. This well ceased production during the first quarter of 2008 and will be plugged and abandoned.

The Partnership has working capital of $72,124 at March 31, 2008. Subsequent to expending the initial available partner capital contributions on drilling and completion of wells and related facilities, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales processed by RELP, which the Partnership will use to pay monthly cash distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and oil and natural gas prices for the periods indicated.

	For the three months Ended March 31,
	2008	2007
Sales volumes:
Oil (Barrels)	197	160
Natural gas (Mcf)	5,137	3,688

Average sales prices received:
Oil (Barrels)	$92.71	$56.37
Natural gas (Mcf)	$8.69	$7.46

The Partnership had five productive wells during each of the periods shown in the table above. During June 2007, one of these wells was completed in a second zone and began producing from both zones. During the three months ended March 31, 2007 this well produced only from one productive zone. During the three months ended March 31, 2008, this well accounted for $45,441, or 72.3%, of the total oil and gas sales revenue of the Partnership.

Net proved oil and natural gas reserves of the Partnership at March 31, 2008 and 2007 include proved developed producing reserves and proved developed non-producing reserves. Net proved oil and natural gas reserves at March 31, 2008 and 2007 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. Additional development costs required to recover these proved reserves are estimated at approximately $8,857 as of March 31, 2008. All of the Partnership’s reserves are located in the United States.

Net proved reserves	Oil (BBL)	Gas (MCF)
March 31, 2008	3,376	74,825
March 31, 2007	1,861	43,000

Estimated proved developed non-producing reserves from the well which began production operations on May 2, 2008 and which are included in the March 31, 2008 estimate above are 2,039 barrels of oil and 50,976 Mcf of natural gas.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

The Partnership has net income of $21,859 for the three month period ended March 31, 2008, compared to a net loss of $93,353 for the three month period ended March 31, 2007.

The same five wells were productive during the three month periods ending March 31, 2008 and 2007. The increase in sales volumes is attributable to one of these wells in which a second productive zone was opened during a June 2007 workover operation. Sales revenues were also greatly impacted by the rise in average prices received, which is shown in the table above. During the first quarter of 2008, one of these five wells ceased producing, and a workover attempt to open a new productive zone in the well was unsuccessful. The well accounted for 2.7% of total first quarter oil and gas revenues. The Partnership expects the loss of revenues from this well will be more than offset by the revenues from the Partnership well that began production operations on May 2, 2008.

Operating costs remained stable, and decreased on a unit-of-production basis due to the increased production volumes as a result of the June 2007 workover.

During the three month period ended March 31, 2007, the Partnership incurred impairment cost totaling $56,256 as a result of a reduction in reserve estimates caused by production declines greater than previously estimated. The Partnership had no impairment cost during the three month period ended March 31, 2008. The Partnership does not expect to incur any additional impairment cost unless reserve estimates related to the new well which began production operations May 2, 2008 are adjusted downward at a future date.

General and administrative costs incurred also remained stable. These costs are projected to increase during the second quarter of 2008, primarily as a result of fees incurred in connection with the audit of the partnership’s 2007 financial statements. The Partnership projects that overall general and administrative costs for 2008 will be close to or slightly above the $70,953 incurred during calendar year 2007.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer of the Partnership’s managing general partner, Reef Oil & Gas Partners, L.P., evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation,  the principal executive officer and principal financial officer of our general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate to allow timely decisions regarding financial disclosure.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

During the offering period, the Partnership sold 474.972 units to investor partners, consisting of 349.972 units of limited partner interest and 125 units of general partner interest. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,500,000 available for Partnership oil & gas operations. In addition, the Partnership had available $68,585 of interest income and $187,976 of additional capital contributions from Reef in connection with its obligation to pay 1% of all leasehold, drilling and completion costs, and to reimburse the Partnership for 100% of the drilling costs of a well in Louisiana for which Reef is paying 100% of the costs, for a total of $8,756,561 available for Partnership oil and gas operations. As of March 31, 2008 the Partnership had expended $8,615,403 on drilling operations and the purchase of royalty interests, and $112,843 on general and administrative expenses.

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF GLOBAL ENERGY IV, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: May 20, 2008	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: May 20, 2008	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(Principal Financial and Accounting Officer)