Form 10-Q
period 2008-06-30
Reef Global Energy IV, L.P.
filed 2008-08-14
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 333-93399-04

REEF GLOBAL ENERGY IV, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-1654113
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300
Richardson, Texas 75080	75080-3609
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	(972)-437-6792

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

As of June 30, 2008, the registrant had 25.028 units of general partner interest held by the managing general partner, 125.000 units of additional general partner interest and 349.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.

Form 10-Q Index

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$9,132	$75,764
Accounts receivable from affiliates, net	92,384	—
Total current assets	101,516	75,764

Oil and natural gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $8,432,624 and $8,393,271	268,551	152,562
Net oil and natural gas properties	268,551	152,562

Total assets	$370,067	$228,326

Liabilities and partnership equity

Current liabilities:
Accounts payable	$166	$82
Accounts payable to affiliates	—	6,240
Total current liabilities	166	6,322

Long-term liabilities:
Asset retirement obligation	128,142	137,757
Total long-term liabilities	128,142	137,757

Partnership equity:
General partners	8,613	3,459
Limited partners	24,114	9,683
Managing general partner	209,032	71,105
Partnership equity	241,759	84,247

Total liabilities and partnership equity	$370,067	$228,326

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Operations

	For the three months ended June 30 (unaudited)		For the six months ended June 30 (unaudited)
	2008	2007	2008	2007

Revenues:
Oil and natural gas income	$91,350	$75,061	$154,202	$111,597
Total revenues	91,350	75,061	154,202	111,597

Costs and expenses:
Lease operating expenses	11,266	10,681	23,961	24,221
Production taxes	5,572	4,423	9,670	6,678
General and administrative	45,940	44,805	55,048	53,831
Accretion of asset retirement obligation	1,219	1,615	2,489	35,769
Depreciation, depletion and amortization	13,882	7,463	27,935	22,455
Property impairment	—	—	—	56,256
Total costs and expenses	77,879	68,987	119,103	199,210

Income (loss) from operations	13,471	6,074	35,099	(87,613)

Other income:
Interest income	66	268	297	602
Total other income	66	268	297	602

Net income (loss)	$13,537	$6,342	$35,396	$(87,011)

Net income (loss) per general partner unit	$53.89	$12.55	$122.41	$(172.29)
Net income (loss) per limited partner unit	$53.89	$12.55	$122.41	$(172.29)
Net income (loss) per managing general partner unit	$(481.89)	$15.28	$(908.86)	$(206.89)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Cash Flows

	For the six months ended June 30, (unaudited)
	2008	2007

Operating Activities
Net income (loss)	$35,396	$(87,011)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	27,935	22,455
Property impairment	—	56,256
Accretion of asset retirement obligation	2,489	35,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	—	(16,533)
Accounts payable	84	(204)
Accounts payable to affiliates	(5,488)	(59,343)
Net cash provided by (used in) operating activities	60,416	(48,611)

Investing Activities
Property acquisition and development	(154,932)	(53,910)
Plugging and abandonment costs paid from asset retirement obligation	(1,096)	—
Net cash used in investing activities	(156,028)	(53,910)

Financing Activities
Partner capital contributions	69,980	60,574
Partner distributions	(41,000)	(6,450)
Net cash provided by financing activities	28,980	54,124

Net decrease in cash and cash equivalents	(66,632)	(48,397)
Cash and cash equivalents at beginning of period	75,764	83,061
Cash and cash equivalents at end of period	$9,132	$34,664

Supplemental disclosure of non-cash investing transactions:
Property additions and asset retirement obligation	$410	$—
Adjustment to asset retirement obligation	$11,418	$—
Supplemental disclosure of non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$92,384	$20,692

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2008

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy IV, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2008. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007 (the “Annual Report”).

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2008, the Partnership recognized no property impairment expense.

Asset Retirement Obligations

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability of the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations. No gain or loss is recognized upon abandonment and restoration of crude oil and natural gas properties, unless such abandonment and restoration would significantly alter the rate of depletion and amortization.

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2008 and the year ended December 31, 2007.

	Six months ended June 30, 2008	2007
Beginning asset retirement obligation	$137,757	$94,718
Additions related to new properties	410	—
Accretion expense	2,489	43,039
Retirement related to property abandonment and restoration	(12,514)	—
Ending asset retirement obligation	$128,142	$137,757

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2008, the Partnership incurred technical services and administrative costs totaling $9,169 and $11,811, respectively. Of these amounts, $1,791 and $3,164 represent technical services costs capitalized as project costs, and $7,378 and $8,647 represent administrative costs included as general and administrative expenses.

RELP processes joint interest billings and revenues on behalf of the Partnership. In addition, Reef agreed to reimburse the Partnership 100% of the costs for the workover of a Partnership well which occurred during the first quarter of 2008, and 100% of the costs of drilling and completing a well in Terrebonne Parish, Louisiana. Accounts receivable from affiliates totaled $92,384 at June 30, 2008. The balance due consists of $122,006 due the Partnership from Reef for drilling, completion and workover costs, net of $29,622 due RELP for joint interest and technical and administrative costs in excess of revenues. The Partnership settles its balances with Reef and RELP on a quarterly basis.

Accounts payable to affiliates totaled $6,240 at December 31, 2007. The Partnership owed RELP $5,488 in connection with joint interest and technical and administrative services charges in excess of net revenues processed by RELP on behalf of the Partnership. In addition, the Partnership owed Reef $752 for reimbursement of an overpayment made by Reef in connection with Reef’s obligation to pay 1% of all leasehold, drilling, and completion costs incurred by the Partnership.

4. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and six month periods ended June 30, 2008 is detailed below:

For the three months ended June 30, 2008

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	25.028	$(12,060)	$(481.89)
General partner units	125.000	6,737	53.89
Limited partner units	349.972	18,860	53.89
Total	500.000	$13,537

For the six months ended June 30, 2008

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	25.028	$(22,747)	$(908.86)
General partner units	125.000	15,302	122.41
Limited partner units	349.972	42,841	122.41
Total	500.000	$35,396

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the Reef Global Ventures Drilling Program’s (the “Program”) prospectus dated January 10, 2002 and prospectus supplement dated September 21, 2004. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

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

Overview

Reef Global Energy IV, L.P. is a Nevada limited partnership formed to acquire, explore, develop, and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in eight developmental prospects located in Live Oak (2 prospects) and Nueces County, Texas and Jefferson, St. Charles, Cameron, and Acadia (2 prospects) Parish, Louisiana and participated in the drilling of eight developmental wells on those prospects. The Partnership purchased working interests in five exploratory prospects located in Galveston (2 prospects) County, Texas, Jefferson and Plaquemines Parish, Louisiana, and in United States coastal waters in the Gulf of Mexico, and participated in the drilling of five exploratory wells on those prospects.  A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect. A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir. The Partnership also purchased a royalty interest in a field in Louisiana with three productive wells, one of which is still producing as of the date of this report. Drilling operations on these thirteen prospects were completed during February 2006. Six developmental wells were successful, of which two are still productive, and two developmental wells were unsuccessful. One exploratory well was successful and is still productive, and four exploratory wells were unsuccessful. In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the tern “unsuccessful” to refer to wells that do not meet one or more of these criteria. The Partnership incurred $8,035,610 of property impairment associated with drilling operations during 2005, 2006, and 2007, and cash flows from successful wells have not been sufficient to provide significant returns to investor partners.

The managing general partner has reduced its interest in the Partnership as indicated above, and, in addition, agreed to fund 100% of the cost of two projects. In August 2006 the managing general partner agreed to pay 100% of the costs for a working interest in a developmental well located in Terrebonne Parish, Louisiana. The well completed drilling operations in May 2007 and was unsuccessful, however, after reviewing the well logs and other geologic data, the wellbore was re-entered during the fourth quarter of 2007 and successfully sidetracked. Drilling operations were finished during February 2008, and the well began producing in commercial quantities on May 2, 2008. Reef paid 100% of the costs associated with the drilling of the unsuccessful well and the subsequent drilling of the successful sidetrack of this well. Reef also agreed to pay 100% of the cost of a workover attempt performed during February 2008 on one of the Partnership’s developmental wells that had ceased production as a result of high water volumes associated with the natural gas production from the well. This workover was unsuccessful in its attempt to shut-off the water production, and the well will be plugged and abandoned.

The Partnership has no plans for additional drilling activities. The Partnership does not operate in any other business segment, and operates solely in the United States. Note 1 to the audited financial statements included in the Partnership’s Annual Report included a section regarding the ability of the Partnership to continue as a going concern, due to recurring losses from operations. The managing general partner continues to consider several options for the Partnership, including the possible sale of marketable assets. The final Partnership well began producing on May 2, 2008. The well operator slowly increased production levels during the first 30-60 days of operation, and based upon current production levels, which have stabilized, and current prices, the well is expected to generate net cash flow to the Partnership of $10,000-$15,000 per month. Management expects that the addition of this well will provide the Partnership with net income and positive cash flow for 2008.

The table below summarizes Partnership drilling expenditures as of June 30, 2008 by classification of well. Drilling, completion, and facilities costs include $86,620 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$464,915	$4,682,521	$5,147,436
Exploratory wells	139,396	2,901,352	3,040,748
Purchase of royalty interests	523,554	—	523,554
Total	$1,127,865	$7,583,873	$8,711,738

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,916. Reef purchased 25.028 limited partner units, or 5.01% of the total units sold, for $425,475. Investor partners purchased 125.000 units of general partner interest and 349.972 units of limited partner interest for $9,499,441. The Partnership held $68,585 of interest earned during 2004 and 2005 for use in drilling operations. As of June 30, 2008, Reef has also contributed or accrued $245,059 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs, and to reimburse the Partnership for 100% of the drilling and sidetracking costs of a well in Louisiana for which Reef is paying 100% of the costs. Organization and offering costs totaled $1,424,916, leaving capital contributions of $8,813,644 available for drilling operations and pre-production administrative costs. The Partnership expended $8,625,118 on drilling operations and the purchase of royalty interests, and $112,843 on pre-production administrative costs in connection with the thirteen wells and the royalty purchase described above, and the well for which Reef paid 100% of the cost. Drilling operations were completed in February 2006 on the thirteen wells drilled with the capital raised by the Partnership, and drilling operations were completed in February 2008 on the additional well and sidetrack for which Reef paid 100% of the costs.

During this quarter, completion operations were finished on the sidetrack of the developmental well located in Terrebonne Parish, Louisiana for which the managing general partner paid 100% of the costs. The well began production operations on May 2, 2008 and is currently productive.

The Partnership has working capital of $101,350 at June 30, 2008. Subsequent to expending the initial available partner capital contributions on drilling and completion of wells and related facilities, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales processed by RELP, which the Partnership uses to pay monthly cash distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and oil and natural gas prices for the periods indicated.

	For the three months ended June 30		For the six months ended June 30
	2008	2007	2008	2007
Sales volumes:
Oil (Barrels)	328	195	525	355
Natural gas (Mcf)	3,651	7,529	8,788	11,217

Average sales prices received:
Oil (Barrels)	$124.53	$62.91	$112.61	$59.97
Natural gas (Mcf)	$13.82	$8.34	$10.82	$8.05

The Partnership had six productive wells during the second quarter of 2007, and five productive wells during the second quarter of 2008. The Mermentau Minerals #1 gas well, which ceased production in June 2007, accounted for approximately 28% of second quarter 2007 gas production and 18.5% of gas production for the first six months of 2007. The well has no production subsequent to June 2007. A workover attempt in February 2008 on the well was unsuccessful. The Terrebonne Parish, Louisiana well which began production May 2008 accounted for approximately 30% of second quarter 2008 oil production volumes and 26% of second quarter gas volumes. Because production volumes from the well were slowly increased by the operator during the first 30-45 days of production, and because the well was not productive during the entire quarter, the Partnership expects that third quarter 2008 volumes will increase from those experienced during the second quarter.

Net proved oil and natural gas reserves of the Partnership at June 30, 2008 and 2007 are detailed below. Net proved oil and natural gas reserves at June 30, 2008 and 2007 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover these proved reserves at June 30, 2008. At June 30, 2008, all of the Partnership’s proved reserves are classified as proved producing reserves. All of the Partnership’s reserves are located in the United States.

Net proved reserves	Oil (BBL)	Gas (MCF)
June 30, 2008	3,930	79,376
June 30, 2007	2,328	63,726

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

The Partnership had net income of $13,537 for the three month period ended June 30, 2008, compared to net income of $6,342 for the three month period ended June 30, 2007.

Equivalent barrels of oil (EBO) sold (based upon a conversion of 6 Mcf to 1 Bbl) were 1,450 EBO during the three months ended June 30, 2007 as compared to 937 EBO during the three months ended June 30, 2008. The decline is the result of natural production decline rates, as well as the loss of production from the Mermentau Minerals #1 and JM Watson #1 wells. The Mermentau Minerals #1 well ceased producing in June 2007, and the JM Watson #1 well ceased producing in January 2008. These two wells had sales of 515 EBO during the three month period ended June 30, 2007. The well in Terrebonne Parish, Louisiana that began production in May 2008 accounted for sales of 259 EBO during the second quarter of 2008. Despite the decline in EBO sales volumes by 36%, sales revenues increased by approximately 21% to $91,350 during the second quarter as a direct result of increased prices received for both oil and natural gas. Oil sales prices climbed during the quarter to a new high of approximately $133 per barrel received during June, and averaged $124.53 per barrel for the second quarter of 2008. Natural gas prices received averaged $13.82 per MCF, an increase of approximately 65% compared to an average price of $8.34 per MCF received during the second quarter of 2007. The resulting differential in second quarter sales revenues of $91,350 in 2008 compared to $75,061 in 2007 (a difference of $16,289) was the primary contributor to the increase in net income by $7,195, from $6,342 to $13,537. EBO sold are expected to increase during the third quarter of 2008 as a result of having a full quarter of production from the new producing well.

Overall costs and expenses incurred by the Partnership during the second quarter of 2008 were $74,452, compared to $68,987 during the second quarter of 2007. New capitalized costs associated with the Terrebonne Parish well led to depreciation, depletion, and amortization charges increasing from $7,463 in 2007 to $10,455 in 2008.

General and administrative costs for the second quarter of 2008 are $45,940 compared to $44,805 in 2007. Effective April 1, 2008 Reef increased overhead charges to the Partnership in order to recover its increased overhead costs. The impact to the Partnership during the second quarter of 2008 was an increase of $5,116 over the amount charged during the second quarter of 2007.  This increase was partially offset by a reduction in legal, audit, printing, and other consulting costs incurred during the comparable period of 2008 as compared to 2007.  Because annual audit fees of approximately $20,000 are included in the second quarter results, we expect an overall decline in general and administrative costs during the third and fourth quarters of 2008.

Six months ended June 30, 2008 compared to the three months ended June 30, 2007

The Partnership has net income of $35,396 for the six month period ended June 30, 2008, compared to a net loss of $87,011 for the six month period ended June 30, 2007.

Equivalent barrels of oil (EBO) sold (based upon a conversion of 6 Mcf to 1 Bbl) were 2,225 EBO during the first six months of 2007 as compared to 1,990 EBO during the first six months of 2008. The decline is the result of natural production decline rates, as well as the loss of production from the Mermentau Minerals #1 and JM Watson #1 wells. The Mermentau Minerals #1 well ceased producing in June 2007, and the JM Watson #1 well ceased producing in January 2008. These two wells had sales of 685 EBO during the first six months of 2007 and only 146 EBO of sales during the first six months of 2008. The well in Terrebonne Parish, Louisiana that began production in May 2008 accounted for sales of 259 EBO during the first six months of 2008. Despite the decline in sales volumes, sales revenues increased by approximately 38% to $154,202 as a direct result of increased prices received for both oil and natural gas. Natural gas prices increased by approximately 34% to $10.82 per MCF compared to an average price of $8.05 per MCF received during the first half of 2007, and oil prices increased by approximately 88% from

$59.97 per barrel to $112.61 per barrel for the same period. EBO sold are expected to increase during the third quarter of 2008 as a result of having a full quarter of production from the new producing well.

During 2007, the Partnership took an impairment charge of $56,256 because oil and gas reserve estimates were reduced on producing properties where production levels were not meeting prior expectations. There is no impairment charge for 2008, based primarily upon the discovery of new reserves associated with the Partnership’s working interest in the well drilled on its Gumbo II prospect in Terrebonne Parish, Louisiana, and upon increased sales prices. The impairment charge was a primary contributing factor to the net loss incurred for the six month period ended June 30, 2007.

General and administrative costs for 2008 are slightly above those of 2007. Effective April 1, 2008 Reef increased overhead charges to the Partnership in order to recover its increased overhead costs. The impact to the Partnership during the second quarter of 2008 was an increase of $5,116 over the amount charged during the second quarter of 2007.  General and administrative charges at June 30, 2008 include approximately $20,000 in audit fees incurred in connection with the 2007 audit, and therefore we expect a decline in general and administrative costs for the second half of 2008.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate to allow timely decisions regarding financial disclosure.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

During the offering period, the Partnership sold 474.972 units to investor partners, consisting of 349.972 units of limited partner interest and 125 units of general partner interest. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,500,000 available for Partnership oil & gas operations. In addition, the Partnership had available $68,585 of interest income and $245,059 of additional capital contributions from Reef in connection with its obligation to pay 1% of all leasehold, drilling and completion costs, and to reimburse the Partnership for 100% of the drilling costs of a well in Louisiana for which Reef is paying 100% of the costs, for a total of $8,813,644 available for Partnership oil and gas operations. As of June 30, 2008 the Partnership had expended $8,625,118 on drilling operations and the purchase of royalty interests, and $112,843 on general and administrative expenses.

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

REEF GLOBAL ENERGY IV, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: August 14, 2008	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: August 14, 2008	By:	/s/ David M. Tierney
David M. Tierney
Chief Accounting Officer – Public Partnerships
Reef Exploration, L.P.
(Principal Financial and Accounting Officer)