Form 10-Q
period 2008-09-30
Reef Global Energy IV, L.P.
filed 2008-11-14
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of September 30, 2008, the registrant had 25.028 units of general partner interest held by the managing general partner, and 474.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.

Form 10-Q Index

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$122,237	$75,764
Accounts receivable from affiliates, net	32,900	—
Total current assets	155,137	75,764

Oil and natural gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $8,448,446 and $8,393,271	272,379	152,562
Net oil and natural gas properties	272,379	152,562

Total assets	$427,516	$228,326

Liabilities and partnership equity

Current liabilities:
Accounts payable	$180	$82
Accounts payable to affiliates	—	6,240
Total current liabilities	180	6,322

Long-term liabilities:
Asset retirement obligation	128,653	137,757
Total long-term liabilities	128,653	137,757

Partnership equity:
General partners	—	3,459
Limited partners	73,067	9,683
Managing general partner	225,616	71,105
Partnership equity	298,683	84,247

Total liabilities and partnership equity	$427,516	$228,326

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Operations

	For the three months ended September 30 (unaudited)		For the nine months ended September 30 (unaudited)
	2008	2007	2008	2007

Revenues:
Oil and natural gas income	$90,423	$60,805	$244,625	$172,402
Total revenues	90,423	60,805	244,625	172,402

Costs and expenses:
Lease operating expenses	12,055	10,756	36,016	34,977
Production taxes	6,266	4,024	15,936	10,702
Depreciation, depletion and amortization	15,822	23,578	43,757	46,033
Property impairment	—	—	—	56,256
Accretion of asset retirement obligation	511	1,645	3,000	37,414
General and administrative	13,133	8,100	68,181	61,931
Total costs and expenses	47,787	48,103	166,890	247,313

Income (loss) from operations	42,636	12,702	77,735	(74,911)

Other income:
Interest income	189	252	486	854
Total other income	189	252	486	854

Net income (loss)	$42,825	$12,954	$78,221	$(74,057)

Net income (loss) per general partner unit	$—	$60.30	$122.41	$(111.99)
Net income (loss) per limited partner unit	$96.81	$60.30	$219.22	$(111.99)
Net (loss) per managing general partner unit	$(126.18)	$(626.74)	$(1,035.04)	$(833.63)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Cash Flows

	For the nine months ended September 30, (unaudited)
	2008	2007

Operating Activities
Net income (loss)	$78,221	$(74,057)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	43,757	46,033
Property impairment	—	56,256
Accretion of asset retirement obligation	3,000	37,414
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(12,801)	(4,731)
Accounts payable	98	(197)
Accounts payable to affiliates	(5,488)	(62,655)
Net cash provided by (used in) operating activities	106,787	(1,937)

Investing Activities
Property acquisition and development	(174,582)	(75,279)
Plugging and abandonment costs paid from asset retirement obligation	(1,096)	—
Net cash used in investing activities	(175,678)	(75,279)

Financing Activities
Partner capital contributions	162,364	81,266
Partner distributions	(47,000)	(9,950)
Net cash provided by financing activities	115,364	71,316

Net increase (decrease) in cash and cash equivalents	46,473	(5,900)
Cash and cash equivalents at beginning of period	75,764	83,061
Cash and cash equivalents at end of period	$122,237	$77,161

Supplemental disclosure of non-cash investing transactions:
Property additions and asset retirement obligation	$410	$—
Adjustment to asset retirement obligation	$11,418	$—
Supplemental disclosure of non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$20,099	$23,652

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2008

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy IV, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2008. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007 (the “Annual Report”).

Pursuant to the Partnership Agreement of the partnership, all general partner units held by investors other than the managing general partner were converted into limited partner units. This conversion of general partner units into limited partner units occurred during the 3rd quarter of 2008. The additional general partner equity at June 30, 2008 was transferred to limited partner equity, and all income and expense items during the third quarter have been allocated between the managing general partner and the limited partners.

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2008, the Partnership recognized no property impairment expense.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	Nine months ended September 30, 2008	Year ended December 31, 2007
Beginning asset retirement obligation	$137,757	$94,718
Additions related to new properties	410	—
Accretion expense	3,000	43,039
Retirement related to property abandonment and restoration	(12,514)	—
Ending asset retirement obligation	$128,653	$137,757

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the nine month periods ended September 30, 2008 and 2007, the Partnership incurred technical services and administrative costs totaling $29,257 and $5,738, respectively. Of these amounts, $9,787 and ($1,558) represent technical services costs capitalized as project costs, and $19,470 and $7,296 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling, and completion costs when incurred. During the nine months ended September 30, 2008, this 1% obligation totaled $11. Reef also purchased 5.01% of the Partnership units and pays 5.01% of the 99% of these costs paid by the unit holders (4.96%). In addition, Reef agreed to reimburse the Partnership 100% of the costs for the workover of a Partnership well which occurred during the first quarter of 2008, and 100% of the costs of drilling and completing a well in Terrebonne Parish, Louisiana. During the nine months ended September 30, 2008, this obligation totaled $183,204. At September 30, 2008 and December 31, 2007, Reef owed the Partnership $20,099 and $0 in connection with these obligations.

RELP processes joint interest billings and revenues on behalf of the Partnership. At September 30, 2008, RELP owed the Partnership $12,801 for net revenues processed in excess of joint interest and technical and administrative services charges. At December 31, 2007, the Partnership owed RELP $5,488 for joint interest charges and technical and administrative services charges processed in excess of net revenues. In addition, the Partnership owed Reef $752 for reimbursement of an overpayment made by Reef in connection with Reef’s obligation to pay 1% of all leasehold, drilling, and completion costs incurred by the Partnership.

4. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and nine month periods ended September 30, 2008 is detailed below. During the 3rd quarter of 2008 all general partner units were converted to limited partner units.

For the three months ended September 30, 2008

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	25.028	$(3,158)	$(126.18)
Limited partner units **	474.972	45,983	$96.81
Total	500.000	$42,825

For the nine months ended September 30, 2008

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	25.028	$(22,747)	$(908.86)
General partner units *	—	15,302	$122.41
Limited partner units **	474.972	88,824	$219.22
Total	500.000	$35,396

*      Represents income earned by the 125.000 general partner units through June 30, 2008

**   There were 349.972 limited partner units and $42,841 of income allocated to limited partners through June 30, 2008. During the 3rd quarter, after conversion of the 125.000 general partner units to limited partner units, there were 474.972 limited partner units and $45,983 of income.

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

Overview

Reef Global Energy IV, L.P. is a Nevada limited partnership formed to acquire, explore, develop, and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in eight developmental prospects located in Live Oak (2 prospects) and Nueces County, Texas and Jefferson, St. Charles, Cameron, and Acadia (2 prospects) Parish, Louisiana and participated in the drilling of eight developmental wells on those prospects. The Partnership purchased working interests in five exploratory prospects located in Galveston (2 prospects) County, Texas, Jefferson and Plaquemines Parish, Louisiana, and in United States coastal waters in the Gulf of Mexico, and participated in the drilling of five exploratory wells on those prospects.  A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect. A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir. The Partnership also purchased a royalty interest in a field in Louisiana with three productive wells, one of which is still producing as of the date of this report. Drilling operations on these thirteen prospects were completed during February 2006. Six developmental wells were successful, of which two are still productive, and two developmental wells were unsuccessful. One exploratory well was successful and is still productive, and four exploratory wells were unsuccessful. In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the tern “unsuccessful” to refer to wells that do not meet one or more of these criteria. The Partnership incurred $8,035,610 of property impairment associated with drilling operations during 2005, 2006, and 2007, and cash flows from successful wells have not been sufficient to provide significant returns to investor partners.

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

The Partnership has no plans for additional drilling activities. The Partnership does not operate in any other business segment, and operates solely in the United States. Note 1 to the audited financial statements included in the Partnership’s Annual Report included a section regarding the ability of the Partnership to continue as a going concern, due to recurring losses from operations. The managing general partner continues to consider several options for the Partnership, including the possible sale of marketable assets. The final Partnership well began producing on May 2, 2008. The well operator slowly increased production levels during the first 30-60 days of operation. During July and August 2008, the well generated net cash flow to the Partnership of approximately $15,000 per month. The well was shut-in during September 2008 as a result of Hurricanes Gustav and Ike. Despite the recent downward movement in crude oil and natural gas prices, management expects that the addition of this well will provide the Partnership with net income and positive cash flow for 2008.

The table below summarizes Partnership drilling expenditures as of September 30, 2008 by classification of well. Drilling, completion, and facilities costs include $86,620 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$464,921	$4,701,392	$5,166,313
Exploratory wells	139,396	2,901,791	3,041,187
Purchase of royalty interests	523,554	—	523,554
Total	$1,127,871	$7,583,873	$8,731,054

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,916. Reef purchased 25.028 limited partner units, or 5.01% of the total units sold, for $425,475. Investor partners purchased 125.000 units of general partner interest and 349.972 units of limited partner interest for $9,499,441. The Partnership held $68,585 of interest earned during 2004 and 2005 for use in drilling operations. As of September 30, 2008, Reef has also contributed or accrued $263,937 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs, and to reimburse the Partnership for 100% of the drilling and sidetracking costs of a well in Louisiana for which Reef is paying 100% of the costs. Organization and offering costs totaled $1,424,916, leaving capital contributions of $8,832,522 available for drilling operations and pre-production administrative costs. The Partnership expended $8,644,434 on drilling operations and the purchase of royalty interests, and $112,843 on pre-production administrative costs in connection with the thirteen wells and the royalty purchase described above, and the well for which Reef paid 100% of the cost. Drilling operations were completed in February 2006 on the thirteen wells drilled with the capital raised by the Partnership, and drilling operations were completed in February 2008 on the additional well and sidetrack for which Reef paid 100% of the costs.

During this quarter, production operations were impacted by Hurricanes Gustav and Ike (see below). The Partnership’s drilling program is complete, and, as a result, no new wells began production operations during this quarter. No Partnership wells ceased production during the quarter. The Partnership currently has five productive wells.

The Partnership has working capital of $154,954 at September 30, 2008. Subsequent to expending the initial available partner capital contributions on drilling and completion of wells and related facilities, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales processed by RELP, which the Partnership uses to pay monthly cash distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and oil and natural gas prices for the periods indicated.

	For the three months ended September 30		For the nine months ended September 30
	2008	2007	2008	2007
Sales volumes:
Oil (Barrels)	334	224	859	579
Natural gas (Mcf)	4,280	6,264	13,068	17,481

Average sales prices received:
Oil (Barrels)	$116.28	$72.33	$114.04	$64.75
Natural gas (Mcf)	$12.04	$7.12	$11.22	$7.72

The Partnership had five productive wells during the third quarter of 2008 and 2007. During the third quarter of 2007, the State Tract 284 #1 well, after undergoing a successful workover in June 2007, accounted for approximately 70.0% of the oil volumes and 66.9% of the gas volume produced during the third quarter of 2007. Four other wells, one of which ceased production in January 2008, accounted for the remainder of the volume.  During the third quarter of 2008, the State Tract 284 #1 well and the new ROB L RA SUA CL&F #1 well (the “Gumbo II” well), which began production in May 2008, accounted for approximately 96.0% of oil production volumes and 78.9% of gas production volumes. Production volumes during the third quarter were impacted by Hurricanes Gustav and Ike. The State Tract 284 #1 well (Nueces County, Texas) was shut in for 5 days for Hurricane Ike. The Gumbo II well (Terrebonne parish, Louisiana) was shut in for 30 days because of Hurricanes Gustav and Ike. Damage to the gas plant accepting deliveries of the gas from the Gumbo II well caused the operator of the well to expend funds in order to re-route the gas production to a different plant in order to avoid an extended shut in period.

Net proved oil and natural gas reserves of the Partnership at September 30, 2008 and 2007 are detailed below. Net proved oil and natural gas reserves at September 30, 2008 and 2007 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover these proved reserves at September 30, 2008. At September 30, 2008, all of the Partnership’s proved reserves are classified as proved producing reserves. All of the Partnership’s reserves are located in the United States.

Net proved reserves	Oil (BBL)	Gas (MCF)
September 30, 2008	3,926	72,916
September 30, 2007	2,237	53,673

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

The Partnership had net income of $42,825 for the three month period ended September 30, 2008, compared to net income of $12,954 for the three month period ended September 30, 2007.

Equivalent barrels of oil (EBO) sold (based upon a conversion of 6 Mcf to 1 Bbl) were 1,268 EBO during the three months ended September 30, 2007 as compared to 1,047 EBO during the three months ended September 30, 2008. A portion of the decline is the result of natural production decline rates, however, the Partnership lost 30 days of production from the Gumbo II well and five days of production from the State Tract 284 #1 well as a result of shutting in these wells for Hurricanes Gustav and Ike. The Partnership lost approximately 250 EBO of sales volumes as a result of the State Tract 284 #1 well and the Gumbo II well being shut in during the third quarter of 2008 for 5 and 30 days, respectively, as a result of Hurricanes Gustav and Ike. The Gumbo II well began production operations in May 2008, and did not produce during the third quarter of 2007.

While EBO volumes sold for the third quarter of 2008 dropped by 17.4% compared to 2007, oil and gas revenues increased to $90,423 during the third quarter of 2008 from $75,061 during the third quarter of 2007, an increase of 20.5%. As shown in the table above, crude oil and natural gas prices increased by 60.8% and 69.1%, respectively, during the third quarter of 2008 compared to the corresponding quarter in 2007.

Overall costs and expenses incurred by the Partnership during the third quarter of 2008 were $47,787, compared to $48,103 during the third quarter of 2007. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership in 2007. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and capital costs consistent with the prior year’s method of supplying percentages. The administrative overhead charged to the Partnership during the third quarter of 2008 was $7,909, compared to $1,890 charged during the third quarter of 2007. The increase in general and administrative charges was offset by a decrease in depletion expense, which was $15,822 during the third quarter of 2008 compared to $23,578 during the third quarter of 2007. The decrease in depletion is the result of the increase in crude oil and natural gas reserves (see above table), resulting from higher sales prices and the new Gumbo II well, which began production operations in May 2008.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

The Partnership has net income of $78,221 for the nine month period ended September 30, 2008, compared to a net loss of $74,057 for the nine month period ended June 30, 2007.

Equivalent barrels of oil (EBO) sold (based upon a conversion of 6 Mcf to 1 Bbl) were 3,493 EBO during the nine months ended September 30, 2007 as compared to 3,037 EBO during the nine months ended September 30, 2008. This decline is the result of natural production decline rates, as well as the loss of production from the Mermentau Minerals #1 and JM Watson #1 wells. The Mermentau Minerals #1 well ceased producing in June 2007, and the JM Watson #1 well ceased producing in January 2008. These two wells had sales of 814 EBO during the first nine months of 2007 and only 32 EBO of sales during the first nine months of 2008. The Gumbo II well, which began production operations May 2, 2008, added 592 EBO sales during the nine month period ended September 30, 2008. The Partnership lost approximately 250 EBO of sales volumes as a result of the State Tract 284 #1 well and the Gumbo II well being shut in during the third quarter of 2008 for 5 and 30 days, respectively, as a result of Hurricanes Gustav and Ike.

The increases in crude oil and natural gas prices during the second and third quarters of 2008 are the primary factor for the increase in revenues from $172,402 for the nine month period ended September 30, 2007 to $244,625 for the nine month period ended September 30, 2008. While EBO volumes sold for the first nine months of 2008 are 13.1% less than the comparable period in 2007,  the average crude oil and natural gas prices received increased by 76.1% and 45.3%, respectively, during the first nine months of 2008 compared to the corresponding period in 2007.

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

This difference of $72,223 more in crude oil and natural gas sales revenues during the first nine months of 2008, combined with a difference of $56,256 in impairment expense during the same period, results in a total effect on net income of $128,479, which accounts for 84.4% of the total difference of $152,278 between the net loss at September 30, 2007 of ($74,057) and the net income of $78,221 at September 30, 2008.

Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership in 2007. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and capital costs consistent with the prior year’s method of supplying percentages. The administrative overhead charged to the Partnership during the nine months ended September 30 2008 was $19,470, compared to $7,295 charged during the nine month period ended September 30, 2007.

Recently there have been significant downward movements in the prices of crude oil and natural gas. While the Partnership expects fourth quarter EBO sales volumes to exceed third quarter levels, based upon the assumption that there will not be shut in wells during the fourth quarter, it is expected that oil and gas sales revenues will drop significantly. The decrease in economic crude oil and natural gas reserves resulting from these significant price declines could cause additional property impairment during the fourth quarter and result in a net loss for the Partnership in the fourth quarter.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation,  the principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding financial disclosure.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 375 units of limited partner interests and 125 units of general partner interests. The aggregate offering amount registered was $10,000,000. The offering period ended on December 2, 2004, at which time all 500 allowable units had been sold. The Partnership sold 374.972 units to investor partners, consisting of 349.972 units of limited partner interest and 125.000 units of additional general partner interest. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving net offering proceeds of $8,500,000.

In addition, the Partnership kept $68,585 of interest income generated by the Partnership and $263,937 of additional capital contributions from Reef in connection with its obligation to pay 1% of all leasehold, drilling and completion costs, and to reimburse the Partnership for 100% of the drilling costs of a well in Louisiana for which Reef is paying 100% of the costs, leaving a total of $8,832,522 available for Partnership oil and gas operations. As of September 30, 2008 the Partnership had expended $8,644,434 on drilling operations and the purchase of royalty interests, and $112,843 on general and administrative expenses.

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits

3.1(i)(a)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy IV, L.P. dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to the Current Report on Form 8-K, SEC File No. 333-93399-04, as filed with the SEC on September 3, 2008).

3.1(i)(b)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy IV, L.P. dated August 28, 2008 (incorporated by reference to Exhibit 3.1(i)(b) to the Current Report on Form 8-K, SEC File No. 333-93399-04, as filed with the SEC on September 3, 2008).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF GLOBAL ENERGY IV, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

Dated:	November 14, 2008	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated:	November 14, 2008	By:	/s/ David M. Tierney
David M. Tierney
Chief Accounting Officer – Public Partnerships
Reef Exploration, L.P.
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibits

3.1(i)(a)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy IV, L.P. dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to the Current Report on Form 8-K, SEC File No. 333-93399-04, as filed with the SEC on September 3, 2008).

3.1(i)(b)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy IV, L.P. dated August 28, 2008 (incorporated by reference to Exhibit 3.1(i)(b) to the Current Report on Form 8-K, SEC File No. 333-93399-04, as filed with the SEC on September 3, 2008).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith