Form 10-K
period 2008-12-31
Reef Global Energy IV, L.P.
filed 2009-04-15
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 31, 2009, the registrant had 25.028 units held by the managing general partner, and 474.972 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY IV, L.P.

ANNUAL REPORT ON FORM10-K FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.                             BUSINESS.

Introduction

Reef Global Energy IV, L.P. (the Partnership) is the fourth in a series of five Nevada limited partnerships comprising a program called Reef Global Energy Ventures (the Program). The Partnership was formed in the state of Nevada on November 10, 2004.  The Partnership purchased working interests in oil and gas prospects and participated in the drilling of wells on those prospects. The primary objectives of the Partnership are to generate revenue from the production of crude oil and natural gas, distribute cash to the partners, and provide tax benefits. Reef Oil & Gas Partners, L.P. (Reef) is the managing general partner of the Partnership.

During 2004 and 2005, the Partnership acquired working interests in eight developmental and five exploratory prospects located in Texas, Louisiana, and in U.S coastal waters in the Gulf of Mexico.  The Partnership drilled 13 wells on these prospects during 2004 thru 2007. The Partnership purchased a minority non-operated working interest in these prospects.  Reef purchased additional interests in certain Partnership prospects for some of the other partnerships it manages. The additional interest purchased by Reef on nine of the Partnership prospects was large enough to allow OREI, Inc. (OREI), an affiliate of Reef, to serve as prospect operator. During 2006 well operator status was transferred by OREI to Reef Exploration L.P. (RELP), an affiliate of Reef formed in 2005.

During 2006, Reef agreed to pay 100% of the costs for a working interest in a developmental well in Louisiana. This well was not successful. However, in October 2007 the well was re-entered and successfully side-tracked. The well began production operations in May 2008 and remains productive as of the date of this report. Reef expended approximately $184,000 in costs related to the drilling and completion of the original well and the successful sidetrack. The Partnership expended no funds in connection with the drilling and completion of the original well and the successful sidetrack.

In this Annual Report on Form 10-K (Annual Report), we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

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

The Partnership prospects were acquired pursuant to an arrangement in which the Partnership purchased part of the working interest. A working interest bears a specified portion of the costs of development, operation and maintenance. A working interest is subject to landowners’ royalty interests and may be subject to other royalty interests payable to unaffiliated third parties. Where the Partnership acquired less than 100% of the working interest, costs were reduced proportionately.  The Partnership’s limited partnership agreement (the Partnership Agreement) prohibits Reef or any of its affiliates from retaining any overriding royalty interest, that is, any royalty interest that would be paid out of the Partnership’s working interest, in any working interest purchased by the Partnership. The Partnership is a non-operator working interest owner in all prospects purchased by the Partnership.

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

Drilling and Completion Phase of Operations

On all prospects operated by OREI and later transferred to RELP, drilling operations were contracted to independent third party drillers, and the costs of the wells to the Partnership were determined by actual third party costs, plus OREI’s or RELP’s monthly operator fees at the competitive rate for the geographical area where the wells are located.

The Partnership generally pays drilling and completion costs as incurred. Wells drilled that failed to result in the discovery of commercial quantities of crude oil or natural gas were plugged and abandoned in accordance with applicable regulations. Two of the developmental wells and four of the exploratory wells drilled by the Partnership were unsuccessful.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership drilled seven successful wells, of which six were developmental wells and one was an exploratory well. Two developmental wells and four exploratory wells were unsuccessful and have been plugged and abandoned. Of the seven successful wells drilled by the Partnership, three are productive at December 31, 2008.

The Partnership has entered into agreements with third party marketers to sell the crude oil and/or natural gas produced from successful wells on a competitive basis at the best available terms and prices.  Generally, purchase contracts for the sale of crude oil are cancelable on 30 days’ notice, but purchase contracts for the sale of natural gas may have a longer term. In certain instances the Partnership, as a minority non-operated working interest owner, has elected to permit the operator of the well to enter into sales and marketing agreements with third party purchasers.

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not and does not expect to engage in commodity futures trading or hedging activities, or to enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.  See “Item 7A. — Quantitative and Qualitative Disclosure About Market Risk.”

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2008, three marketers and one operator accounted for 34.2%, 17.9%, 11.0%, and 29.7% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2007, four marketers and one operator accounted for 41.0%, 17.2%, 16.8%, 13.4%, and 10.7% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2006, three marketers and one operator accounted for 32.9%, 21.8%, 13.4%, and 23.0% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

In accordance with the Partnership Agreement of the Partnership, all general partner units held by investors were converted into limited partner units during the third quarter of 2008. At that time, Reef amended the Certificate of Limited Partnership to effectuate the conversion of the interest of the former investor general partners to that of a limited partner. Investor general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date. However, investor general partners that converted to limited partners continue to have unlimited liability regarding partnership activities that occurred prior to their conversion date.

Markets

The marketing of crude oil and natural gas produced by the Partnership is affected by a number of factors that are beyond the Partnership’s control and whose exact effect cannot be accurately predicted.  These factors include:

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

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years.  The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production.  New pipeline projects recently approved by, or presently pending before, FERC, as well as nondiscriminatory access requirements, could further substantially increase the availability of gas imports to certain U.S. markets.  Such imports could have an adverse effect on both the price and volume of natural gas sales from Partnership wells.

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

Production.  In most areas of operations within the United States the production of crude oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and gas operations. Among the ways that states control production is through regulations that establish the spacing of wells or limit the number of days in a given month during which a well can produce.

Environmental.  The Partnership’s drilling and production operations are subject to environmental protection regulations established by federal, state, and local agencies that may necessitate significant capital outlays that, in turn, would materially affect the financial position and business operations of the Partnership. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed on the Partnership for violating such regulations, the Partnership’s operations could be adversely affected.

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

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef. Through January 1, 2006, OREI employed a staff including geologists, petroleum engineers, landmen, and accounting personnel who administered all of the Partnership’s operations. On January 2, 2006, the employees of OREI were transferred to

RELP, where they continue to administer all of the Partnership’s operations. The Partnership reimburses OREI and RELP for technical and administrative services at cost.  See “Item 11 — Executive Compensation.”

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Annual Report.  Specifically, the following statements are forward-looking:

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in ITEM 1A of this Annual Report captioned “RISK FACTORS.” Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

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

Our independent registered public accounting firm’s opinion on our 2008 and 2007 financial statements included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since its inception, the Partnership has expended its operating capital on drilling for crude oil and natural gas. The Partnership has completed drilling operations with the original capital raised by the Partnership. In addition, drilling operations have been completed on the wells for which Reef has contributed 100% of the cost. The drilling operations of the Partnership have not resulted in the discovery or exploitation of sufficient crude oil and/or natural gas reserves to recover all of the Partnership’s investment in Partnership wells. The December 31, 2008 estimate of the Partnership’s crude oil and natural gas reserves and future cash flows raises doubts about the future ability of the Partnership to generate crude oil and natural gas revenues in excess of current operating costs at current crude oil and natural gas prices.

The managing general partner is considering several options related to the Partnership, incuding the possible sale of marketable assets, as a result of the recurring losses, erosion of partnership equity, and lack of significant cash flows from operations.

Crude oil and natural gas prices are volatile, and fluctuate due to a number of factors outside of our control.

The financial condition, results of operations, and the carrying value of our oil and gas properties depend primarily upon the prices received for our crude oil and natural gas production. Crude oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from crude oil and natural gas production. The prices for crude oil and natural gas are subject to a variety of factors beyond our control. These factors include:

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, oil and gas reserves, and the carrying value of the Partnership’s oil and gas properties.  Approximately 70.6% of the Partnership’s estimated proved reserves at December 31, 2008 were natural gas, and, as a result, our financial results are more sensitive to fluctuations in natural gas prices.

The Partnership, while not prohibited from engaging in commodity trading or hedging activities in an effort to reduce exposure to short-term fluctuations in the price of crude oil and natural gas, has not engaged in such activities. Accordingly, the Partnership is at risk for the volatility in crude oil and natural gas prices, and the level of commodity prices has a significant impact upon the Partnership’s results of operations.

We are subject to substantial operating risks that may adversely affect the results of operations.

There are numerous hazards involved in the drilling and operation of oil and gas wells, including blowouts involving possible damages to property and third parties, bodily injuries, mechanical failures, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressure, pollution, releases of toxic gas and other environmental hazards and risks. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks inherent to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the general partners. Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient. In that case Partnership assets may have to be sold to pay personal injury and property claims and the cost of controlling blowouts or replacing damaged equipment rather than for drilling activities.

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

Crude oil and natural gas reserve data are estimates based upon assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

Securities and Exchange Commission (SEC) rules require the Partnership to present annual estimates of reserves. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

You should not assume that any present value of future net cash flows from our producing reserves shown in this Annual Report is the market value for our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves are based upon prices and costs in effect at the end of the period held constant and discounted at 10%. Actual future prices and costs may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations and tax rates.

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

Production will decline. It is not possible to predict the life and production of any well. The actual life could differ from that which is anticipated. Sufficient crude oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment. In addition, production from the Partnership’s oil and gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well’s initial production.

Extreme weather conditions may adversely affect well operations and partner distributions.

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

Our dependence on third parties for the processing and transportation of crude oil and natural gas may adversely affect the Partnership’s revenues and, consequently, the distribution of net cash flows to investor partners.

We rely on third parties to process and transport the crude oil and natural gas produced by the Partnership’s successful wells. In the event a third party upon whom we rely is unable to provide transportation or processing services, and another third party is unavailable to provide such services, the Partnership may have to temporarily shut-in successful wells, and revenues to the Partnership and distributions to investor partners related to those wells may be delayed.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.          PROPERTIES.

Drilling Activities and Productive Wells

The Partnership focused its drilling operations in Texas, Louisiana, and in U.S. coastal waters of the Gulf of Mexico. With the available Partnership capital, the Partnership purchased interests in 13 prospects. Seven prospects were in Louisiana, five were in Texas, and one was located in the Gulf of Mexico off of the Texas coast. The Partnership also purchased a royalty interest in a field in Louisiana with three productive wells, one of which remains productive as of the date of this report. The Partnership drilled three wells in this field, of which two were unsuccessful and one was successful but has ceased production. The Partnership drilled 13 wells on its 13 prospects. Two developmental and four exploratory wells were unsuccessful. These six wells were located in Galveston County, Texas, in Jefferson, St. Charles, Plaquemines, and Acadia Parish, Louisiana, and in the Gulf of Mexico. The Partnership completed six successful developmental wells on six developmental prospects, of which two are currently productive. Four of the developmental wells have ceased production and have or will be plugged and abandoned. The two current productive wells are located in Nueces and Live Oak County, Texas. The four wells that have ceased production are located in Jefferson, Acadis, and Cameron Parish, Louisiana and Live Oak County, Texas. The Partnership also completed one successful exploratory well in Galveston County, Texas that remains productive. Drilling operations were completed during 2006 with the capital raised by the Partnership.

In August 2006, the managing general partner agreed to pay 100% of the costs for a working interest in a developmental well in Terrebonne Parish, Louisiana. Though the initial well was unsuccessful, the well was re-entered and successfully side-tracked beginning in October 2007. The well began production operations in May 2008 and is currently productive. The costs of the original well and the successful side-track, totaling approximately $184,000, were paid by the Partnership and then reimbursed to the Partnership through additional capital contributions to the Partnership made by Reef. No Partnership funds were expended in connection with the original drilling and successful side-tracking of this well.

The Partnership has no plans to conduct additional drilling operations on any Partnership prospect and has no plans to acquire additional prospects.

Proved Crude Oil and Natural Gas Reserves

The Partnership used an independent petroleum engineer, Gleason Engineering, of Arlington, Texas, to prepare its December 31, 2008 and 2007 estimates of net proved crude oil and natural gas reserves.  Net proved reserves as of December 31, 2006 were estimated by a petroleum engineer employed by RELP. The estimated net proved crude oil and natural gas reserves as of December 31, 2008, 2007, and 2006 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2006	1,185	65,178
Net proved reserves as of December 31, 2007	3,175	74,811
Net proved reserves as of December 31, 2008	5,781	83,173

The standardized measure of discounted future net cash flows as of December 31, 2008, 2007 and 2006 is computed by applying year-end prices, costs, and legislated tax rates and a discount factor of 10% to net proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2006	$139,220
Standardized measure of discounted future net cash flows as of December 31, 2007	$356,210
Standardized measure of discounted future net cash flows as of December 31, 2008	$339,744

During the years ended December 31, 2008, 2007 and 2006, the Partnership recorded property impairment costs totaling $0, $56,256, and $2,805,385 as a result of the net capitalized costs of oil and gas properties exceeding the standardized measure of discounted future net cash flows.

ITEM 3.          LEGAL PROCEEDINGS.

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2008, the Partnership had one managing general partner, and 377 investor limited partners. Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investor partners were converted into limited partner units during the 3rd quarter of 2008. Reef holds a total of 25.028 limited partner units and the investor partners hold 474.972 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is distributed to the partners quarterly in accordance with the Partnership Agreement. Effective November 1, 2006, cash distributions are distributed 5.96% to the managing general partner (based upon the 1% interest not represented by units and the 4.96% interest represented by Partnership units) and 94.04% to investor partners

Investor limited partnership interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership did not repurchase any units in 2008, 2007 and 2006 and has not adopted a unit repurchase program.

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-93399) and declared effective May 31, 2001, Reef filed a post-effective amendment to the Registration Statement on behalf of the Program on September

14, 2001. On January 10, 2002 Reef filed a final prospectus and commenced the offering of units in the Program. All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The Program filed a prospectus supplement describing the Partnership on September 21, 2004 and commenced offering units. Under the terms of the offering, a minimum of 50 Partnership units at a price of $20,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on November 10, 2004. The Partnership offering consisted of 375 units of limited partner interest and 125 units of general partner interest. The offering period ended on December 2, 2004, at which time all 500 allowable units had been sold. Investor partners purchased 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. Reef also contributed 1% of all leasehold, drilling, and completion costs as incurred, and reimbursed the Partnership 100% of the costs of drilling an unsuccessful development well and 100% of the costs of drilling and completing a successful sidetrack to the unsuccessful developmental well in Louisiana. Reef paid the Partnership $264,691 in connection with these obligations. Reef also retained interest income earned by the Partnership totaling $68,585 to be used during the drilling phase of operations.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,833,276 available for Partnership oil and gas operations. As of December 31, 2008, the Partnership had expended $8,640,947 on property acquisitions and $112,843 on general and administrative expenses. The remainder of $79,486 has been retained for plugging and abandonment costs of productive wells. Drilling operations have been completed on the 13 prospects owned by the Partnership, and the Partnership has no plans to conduct further development operations on any Partnership prospect.

ITEM 6.          SELECTED FINANCIAL DATA.

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	December 31,	December 31,	December 31,	December 31,	Period from Inception (November 10, 2004) to December 31,
	2008	2007	2006	2005	2004
Financial Data
Oil and gas sales revenue	$315,781	$231,283	$311,888	$113,465	$—
Interest income	762	1,155	7,175	54,820	13,765
Costs and expenses	(250,388)	(307,424)	(3,260,326)	(5,554,339)	(54,891)
Partnership net income (loss)	66,155	(74,986)	(2,941,263)	(5,386,054)	(41,126)

Allocation of net income (loss):
Managing general partner	(45,797)	(28,494)	(161,672)	(325,236)	(756)
General partner units	15,302	(12,235)	(731,514)	(1,331,873)	(10,624)
Limited partner units	96,650	(34,256)	(2,048,077)	(3,728,945)	(29,746)
Net loss per managing general partner unit	(1,829.83)	(1,138.48)	(6,459.63)	(12,994.92)	(30.21)
Net income (loss) per general partner unit	122.41	(97.88)	(5,852.12)	(10,654.98)	(85.00)
Net income (loss) per limited partner unit	235.70	(97.88)	(5,852.12)	(10,654.98)	(85.00)

	December 31,	December 31,	December 31,	December 31,	Period from Inception (November 10, 2004) to December 31,
	2008	2007	2006	2005	2004
Financial Data
Total assets	352,067	228,326	304,718	3,482,185	9,163,596
Distributions to managing general partner	7,206	2,170	12,952	11,066	—
Distributions to investor partners	113,794	34,280	89,298	60,534	—
Distributions per general partner unit	81.18	72.17	188.01	127.45	—
Distributions per limited partner unit	239.58	72.17	188.01	127.45	—
Distributions per managing general partner unit	287.92	86.70	517.50	442.14	—

Operating Data
Annual production:
Gas (MCF)	19,016	22,447	32,636	11,019	—
Oil (BBL)	1,305	795	1,014	212	—

Average sales price:
Gas (per MCF)	$9.88	$7.77	$7.55	$9.20	$—
Oil (per BBL)	$97.98	$71.45	$64.58	$57.28	$—

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

For a discussion of risk factors that could impact the Partnership’s financial results, please see Item 1A of this Annual Report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 2 to the financial statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of oil and gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or estimated fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2008, 2007 and 2006, the Partnership recognized property impairment expense of proved properties totaling $0, $56,256, and $2,805,385, respectively.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at December 31, 2008 and 2007, and by a  petroleum engineer employed by RELP at December 31, 2006, utilizing the period end prices and costs as promulgated by the SEC. Reserve engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved crude oil and natural gas reserves and is computed using the units-of-production method based upon this estimate of proved reserves. During the years ended December 31, 2008, 2007 and 2006, the Partnership had depreciation, depletion, and amortization expense totaling $59,234, $62,949, and $247,338, respectively.

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations. During the years ended December 31, 2008, 2007, and 2006, the Partnership recognized $410, $0,  and $1,173 of asset retirement obligations and additional capitalized cost in connection with successful wells drilled by the Partnership.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2008, 2007 and 2006, the Partnership had no material gas imbalance positions.

New Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC issued revisions to the oil and gas reporting disclosures, “Modernization of Oil and Gas Reporting; Final Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The amendments are designed to modernize the requirements for the determination of oil and gas reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Partnership has not yet determined the impact, if any, on the financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources for accounting principles and the framework for selecting the principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement became effective in November 2008.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The Partnership does not utilize derivative instruments; therefore, the Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not own any subsidiaries, and does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations. The Partnership has no business combinations in progress or, at this time, in future plans. The Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Accounting Standard Fair Value for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. The Partnership did not elect fair value as an alternative as provided under SFAS 159 for any of its financial assets and liabilities that are not currently measured at fair value.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,916. Investor partners purchased 125 general partner units and 349.972 limited partner units for $9,499,441. Reef purchased 25.028 units, or 5.01% of the total units sold, for $425,475. As of December 31, 2008, Reef has also contributed $264,691 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs, and to reimburse the Partnership for 100% of the drilling costs of an unsuccessful developmental well in Louisiana, and 100% of the drilling and completion costs for a successful sidetrack of this developmental well.. The Partnership also retained $68,585 of interest income earned for use during the drilling phase of operations.  Organization and offering costs totaled $1,424,916, leaving capital contributions of $8,833,276 available for Partnership activities.

The Partnership Agreement does not allow the Partnership to borrow funds or issue partner assessments during the drilling phase of its operations. Therefore, the $8,833,276 was the total amount available to the Partnership for drilling and administrative costs during the drilling phase of its operations. As of December 31, 2008, drilling operations had been completed on the 13 wells drilled by the Partnership, and also on the developmental well and sidetrack to the developmental well for which Reef is reimbursing 100% of drilling and completion costs to the Partnership. The Partnership expended $8,640,947 on prospect and property acquisitions, drilling and completion costs and $112,843 on general and administrative expenses during the drilling phase of operations. The Partnership retained $79,486 for plugging and abandonment costs of productive wells.

Please see Item 1A of this Annual Report for a list of risk factors that could impact the Partnership. The Partnership distributes to investors on a quarterly basis the net cash flow from interest income and crude oil and natural gas sales revenues from successful wells, less operating, general and administrative, and other costs. These funds are not available for drilling activities.

The Partnership Agreement allows the Partnership to borrow funds or issue assessments of up to $20,000 per unit to the investor partners for subsequent operations deemed necessary to fully develop any of the initial Partnership prospects. The Partnership has no plans for subsequent operations on any of its prospects.

The Partnership has working capital of $89,217 at December 31, 2008. Subsequent to expending the initial available Partnership capital contributions on prospect and property acquisitions and drilling and completion costs of Partnership wells, the Partnership has minimal working capital, consisting primarily of cash flow from productive properties utilized to pay cash distributions to investors.

During 2006, the managing general partner contributed a working interest in a well to the Partnership and agreed to pay all costs associated with the drilling and equipping of the well. The well is located in Terrebonne Parish, Louisiana. The initial drilling operations were completed in May 2007 and the well was unsuccessful, however, after reviewing the well logs and other geologic data, the wellbore was re-entered during the fourth quarter of 2007 and successfully sidetracked. Sidetrack drilling operations were completed during February 2008 and the well began production operations in May 2008. A workover of an existing Partnership well that was a significant producing well during 2006 but was shut-in for most of 2007 as a result of high water volumes was performed in February 2008 in an attempt to open a new productive zone. The workover was unsuccessful, and the well was plugged and abandoned. A third partnership well was successfully re-completed in a new productive zone in June 2007, and production volumes from the well were increased. The success of the two projects above, combined with significant increases in the average prices received for crude oil and natural gas during 2008, enabled the Partnership to operate with positive cash flow levels. During the latter half of 2008, prices began moving downward to a level which reached a low point during the first quarter of 2009. While management does not expect to see a return to the average pricing levels received during 2008, there has already been positive movement of prices from the low point reached during the first quarter of 2009. Management believes that 2009 sales volumes will be equal to or exceed 2008 volumes as a result of the successful developmental well which began production during May 2008. The ability of the Partnership to generate positive cash flows during 2009 will primarily depend upon crude oil and natural gas pricing. The Partnership is not expected to generate positive cash flows during the first quarter of 2009. The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets and dissolution of the Partnership, as a result of the recurring losses incurred over the past several years, the erosion of partnership equity, and the lack of significant cash flows from operations.

Results of Operations

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

The Partnership had net income of $66,155 for the year ended December 31, 2008, compared to a net loss of $74,986 for the year ended December 31, 2007. The improvement in operating results was primarily due to prices received for the Partnership’s crude oil and natural gas production. The average prices received for crude oil sales jumped from $71.45 per barrel in 2007 to $97.98 per barrel in 2008, an increase of 37.1%. The average price received for natural gas increased from $7.77 per MCF in 2007 to $9.88 per MCF received during 2008, an increase of 27.2%. These increases in pricing led to an overall 36.5% increase in sales revenues from $231,283 in 2007 to $315,781 in 2008. Crude oil sales volume increased from 795 barrels sold in 2007 to 1,305 barrels sold in 2008. The volume increase was the result of the Partnership’s final well beginning production operations in May 2008. Crude oil sales volume from this well totaled 553 barrels during 2008. Natural gas volumes dropped from 22,447 MCF sold in 2007 to 19,016 MCF sold in 2008. While the Partnership had gas sales of 4,221 MCF from the well that began production operations, the Partnership lost approximately 4,500 MCF from two wells which ceased production during 2008, and experienced natural production declines from other productive wells. The Partnership had one developmental well cease production in January 2008, and had no production during 2008 from a second well which underwent an unsuccessful workover attempt in February 2008.

General and administrative costs increased during 2008 as a result of a change in method for allocating overhead to Partnerships. Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses and capital costs incurred. Under the prior method of allocating overhead, not all allocable general and administrative expenses were charged to the Partnership during 2007. The administrative overhead charge to the Partnership for the year ended December 31, 2008 was $44,370, compared to $16,802 for the year ended December 31, 2007.

The rapid decline in crude oil and natural gas prices that occurred during the fourth quarter of 2008 caused the Partnership to incur a net loss during the fourth quarter of 2008 totaling $12,066. Pricing continued to decline into the first quarter of 2009, and the Partnership also expects to incur a net loss during the first quarter of 2009.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

During the year ended December 31, 2007, the Partnership incurred a net loss of $76,986 compared to a net loss of $2,941,263 for 2006. Net cash from oil and gas sales revenues, less operating costs, production taxes, and general and administrative costs fell from $110,103 to $86,103. Natural gas sales volumes declined 31.2% during 2007, going from a sales volume of 32,636MCF in 2006 to a sales volume of 22,447 MCF during 2007. Natural gas sales account for 75-80% of total Partnership crude oil and natural gas revenues, and total crude oil and natural gas revenues declined by 25.8% in conjunction with the decline in natural gas sales volumes. During 2006, five productive wells accounted for 98.5% of the Partnership’s natural gas sales. One of these five wells ceased production during September 2006, and a second well was shut-in after three unsuccessful attempts to decrease high water volumes. This well produced for approximately thirty days during 2007 after a fourth attempt temporarily reduced water levels, but will be plugged and abandoned during 2008 after a final attempt to open a new productive zone in February 2008 was unsuccessful. Sales from these two wells fell from 10,100 MCF during 2006 to 2,081 MCF during 2007. Sales volumes on two other productive wells declined significantly during 2007. After a successful re-completion in a new productive zone, the fifth well increased sales volumes from 5,990 MCF during 2006 to 12,187 MCF during 2007. While the Partnership has a new discovery expected to provide significant gas sales beginning in May 2008, only one of the five wells producing during 2006 remains a significant producer as of December 31, 2007.

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

As of December 31, 2007, the Partnership has one producing royalty interest well and four producing working interest wells, and has one additional well expected to begin production during May 2008.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, 2007, and 2006, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations

The Partnership has no obligations under non-cancelable agreements as of December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

Assuming the production levels we attained during the year ended December 31, 2008, a 10% change in the price received for our crude oil would have had an approximate $12,800 impact on our oil revenues, and a 10% change in the price received for our natural gas would have resulted in an approximate $18,800 impact on our natural gas revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The reports of our independent registered public accounting firm, and the Partnership’s financial statements, related notes, and supplementary data are set forth in a separate section to this Annual Report, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer of the Partnership’s general partner, Reef Oil & Gas Partners, L.P., evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on that evaluation,  the principal executive officer and principal financial officer of our general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate to allow timely decisions regarding financial disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Partnership has no directors or executive officers. Its managing general partner is Reef Oil & Gas Partners, L.P.

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	52	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
H. Walt Dunagin	51	Vice President — Land Manager of RELP
Lawrence J. Harrison, Jr.	58	Vice President — Business Development of RELP
Byron H. Dean	59	Manager of Acquisitions and Divestitures of RELP
Daniel C. Sibley	57	General Counsel of RELP
L. Mark Price	46	Chief Financial Officer of Reef and of RELP
David M. Tierney	56	Chief Accounting Officer — Public Partnerships

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

Daniel C. Sibley is General Counsel of RELP. Mr. Sibley was appointed General Counsel of RELP on January 14, 2009. Previously, Mr. Sibley served as Chief Financial Officer of Reef and RELP. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

L. Mark Price is Chief Financial Officer of Reef and RELP.  Mr. Price was appointed to this position January 9, 2009.   Mr. Price has over twenty-two years of experience working in the oil and gas and manufacturing industries. He previously served as the Chief Financial Officer for The Terramar Group, Inc., an international oil and gas and manufacturing company, since 2007. From 2004 to 2007, he served as the Chief Accounting Officer for Lancer Corporation, an international manufacturing company. Additionally, Mr. Price served as the Chief Financial Officer of Nunn Manufacturing, and for PCLC Asset Management after its acquisition of Nunn Manufacturing in 1998, from 1996 until 2004. Mr. Price received his BBA in accounting and finance from Texas Tech University and is a Texas Certified Public Accountant.

David M. Tierney is Chief Accounting Officer – Public Partnerships. Mr. Tierney was appointed to this position in July 2008. Mr. Tierney has been employed by RELP since January 2006 and was previously with its predecessor entity, OREI, since March 2001.  Mr. Tierney was previously the Controller of the Reef Global Energy Ventures and Reef Global Energy Ventures II partnerships. Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

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

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2008, 2007, and 2006, the Partnership reimbursed Reef 4,721, ($1,558) and $26,468, respectively, for technical services costs which have been capitalized as project costs, and $44,370, $16,802 and $13,666, respectively, for administrative costs included as general and administrative expenses.

Operator fees are payable to OREI and RELP on the nine prospects where OREI and RELP serve as operator. OREI and RELP receive fees at the competitive rate in the geographical area of the prospects during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the wells. During the years ended December 31, 2008, 2007, and 2006, the Partnership paid operator fees totaling $4,361, $5,236 and $4,507 to RELP and OREI. RELP (previously OREI) serves as operator for nine Partnership prospects upon which five successful and four unsuccessful wells were drilled. Of the five successful wells drilled, three are currently producing and two have ceased production.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2008 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reef is the managing general partner of the Partnership.  Along with its affiliates, Reef has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership. See Item 11. — Executive Compensation.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

	2008	2007
Audit fees	$35,075	$34,066
Audit related fees	$—	$—
Tax fees	$1,397	$1,000
Tax related fees	$—	$—

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

Date: April 15, 2009		REEF GLOBAL ENERGY IV, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC
General Partner

	By:	/s/ Michael J. Mauceli

Michael J. Mauceli

Manager (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of the general partner of Reef Oil & Gas Partners, L.P. (Principal Executive Officer)	April 15, 2009
Michael J. Mauceli

/s/ David M. Tierney	Chief Accounting Officer-Public Partnerships Reef Exploration, L.P. (Principal Financial and Accounting Officer)	April 15, 2009
David M. Tierney

Reef Global Energy IV, L.P.

Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy IV, L.P.

We have audited the accompanying balance sheets of Reef Global Energy IV, L.P. (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, partnership equity, and cash flows for the years ended December 31, 2008, 2007, and 2006.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy IV, L.P. at December 31, 2008, and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered significant impairment losses, erosion of partnership equity, and projected declines in cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Dallas, Texas

April 13, 2009

Reef Global Energy IV, L.P.

Balance Sheets

December 31,	2008	2007

Assets

Current assets:
Cash and cash equivalents	$106,454	$75,764
Total current assets	106,454	75,764

Oil and natural gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $8,470,972 and $8,393,271	245,613	152,562
Net oil and natural gas properties	245,613	152,562

Total assets	$352,067	$228,326

Liabilities and partnership equity

Current liabilities:
Accounts payable	$436	$82
Accounts payable to affiliates	16,801	6,240
Total current liabilities	17,237	6,322

Long-term liabilities:
Asset retirement obligation	122,213	137,757
Total long-term liabilities	122,213	137,757

Commitments and contingencies (Note 5)

Partnership equity
General partners	—	3,459
Limited partners	11,300	9,683
Managing general partner	201,317	71,105
Partnership equity	212,617	84,247

Total liabilities and partnership equity	$352,067	$228,326

See accompanying notes to financial statements and independent registered public accounting firm’s report.

Reef Global Energy IV, L.P.

Statements of Operations

	Year ended December 31	Year ended December 31	Year ended December 31,
	2008	2007	2006

Revenues	$315,781	$231,283	$311,888

Costs and expenses:
Lease operating expenses	51,904	59,971	110,103
Production taxes	19,858	14,256	17,465
Depreciation, depletion and amortization	59,324	62,949	247,338
Property impairment	—	56,256	2,805,385
Accretion of asset retirement obligation	3,519	43,039	5,820
General and administrative expenses	115,783	70,953	74,215
Total costs and expenses	250,388	307,424	3,260,326

Income (loss) from operations	65,393	(76,141)	(2,948,438)

Other income:
Interest income	762	1,155	7,175

Net income (loss)	$66,155	$(74,986)	$(2,941,263)

Net income (loss) per general partner unit	$122.41	$(97.88)	$(5,852.12)
Net income (loss) per limited partner unit	$235.70	$(97.88)	$(5,852.12)
Net loss per managing general partner unit	$(1,829.83)	$(1,138.48)	$(6,459.63)

See accompanying notes to financial statements and independent registered public accounting firm’s report.

Reef Global Energy IV, L.P.

Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2005	125.000	$779,731	349.972	$2,183,072	25.028	$162,756	500.000	$3,125,559
Partner contributions	—	—	—	—	—	37,392	—	37,392
Partner distributions	—	(23,501)	—	(65,797)	—	(12,952)	—	(102,250)
Net loss	—	(731,514)	—	(2,048,077)	—	(161,672)	—	(2,941,263)
Balance at December 31, 2006	125.000	24,716	349.972	69,198	25.028	25,524	500.000	119,438

Distribution amount per partnership unit		$188.01		$188.01		$517.50

Balance at December 31, 2006	125.000	24,716	349.972	69,198	25.028	25,524	500.000	119,438
Partner contributions	—	—	—	—	—	76,245	—	76,245
Partner distributions	—	(9,022)	—	(25,258)	—	(2,170)	—	(36,450)
Net loss	—	(12,235)	—	(34,257)	—	(28,494)	—	(74,986)
Balance at December 31, 2007	125.000	3,459	349.972	9,683	25.028	71,105	500.000	84,247

Distribution amount per partnership unit		$72.17		$72.17		$86.70

Balance at December 31, 2007	125.000	3,459	349.972	9,683	25.028	71,105	500.000	84,247
Partner contributions	—	—	—	—	—	183,215	—	183,215
Partner distributions	—	(10,148)	—	(103,646)	—	(7,206)	—	(121,000)
Net income (loss)	—	15,302	—	96,650	—	(45,797)	—	66,155
Conversion of general partner units into limited partner units (Note 1)	(125.000)	(8,613)	125.000	8,613	—	—	—	—
Balance at December 31, 2008	—		$474.972	$11,300	25.028	$201,317	500.000	$212,617

Distribution amount per partnership unit		$81.18		$239.58		$287.92

See accompanying notes to financial statements and independent registered public accounting firm’s report.

Reef Global Energy IV, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006

Operating Activities
Net income (loss)	$66,155	$(74,986)	$(2,941,263)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	59,324	62,949	247,338
Property impairment	—	56,256	2,805,385
Accretion of asset retirement obligation	3,519	43,039	5,820
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	—	356
Accounts payable	354	(144)	(15,670)
Accounts payable to affiliates	11,313	(58,380)	53,294
Net cash provided by operating activities	140,665	28,734	155,260

Investing Activities
Property acquisition and development	(170,342)	(104,498)	(747,850)
Plugging and abandonment costs paid from ARO	(1,096)	—	—
Net cash used in investing activities	(171,438)	(104,498)	(747,850)

Financing Activities
Partner capital contributions	182,463	104,917	19,918
Partner distributions	(121,000)	(36,450)	(102,250)
Net cash provided by (used in) financing activities	61,463	68,467	(82,332)

Net increase (decrease) in cash and cash equivalents	30,690	(7,297)	(674,922)
Cash and cash equivalents at beginning of period	75,764	83,061	757,983
Cash and cash equivalents at end of period	$106,454	$75,764	$83,061

Non-cash investing transactions:
Property additions included in accounts payable to affiliates	$—	$—	$26,468
Property additions and asset retirement obligation	$410	$—	$1,173
Adjustment to asset retirement obligation	$18,377	$—	$—
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from or accounts payable to affiliates	$—	$752	$27,920

See accompanying notes to financial statements and independent registered public accounting firm’s report.

Reef Global Energy IV, L.P.

Notes to Financial Statements

December 31, 2008

1. Organization and Basis of Presentation

Reef Global Energy IV, L.P. (the “Partnership”) is the fourth in a series of five Nevada limited partnerships comprising a program called Reef Global Energy Ventures (the “Program”), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) on May 31, 2001. In order to be formed, each partnership was required to sell a minimum of 50 partnership units at $20,000 per unit, including units purchased by the managing general partner. Each partnership formed as a part of the Program offered a maximum of 500 units for sale, consisting of a maximum of 375 limited partner units and a maximum of 125 general partner units. Reef Global Energy IV, L.P. offered 500 units for sale ($10,000,000), consisting of up to 375 limited partner units and up to 125 general partner units. Investor funds were held in escrow and were subject to reimbursement with interest if the minimum number of units were not sold. The Program filed a prospectus supplement with the SEC on September 21, 2004 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on November 10, 2004. The Partnership offering closed December 2, 2004, with sales to outside investors totaling 125 general partner units and 349.972 limited partner units, and sales to the managing general partner totaling 25.028 limited partner units.

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (“Reef”) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest was not represented by Partnership units. In addition, Reef purchased 5.01% of the Partnership units and, therefore, held 5.01% of the 89% interest in the Partnership (4.46%) held by the unit holders. Effective August 1, 2006, Reef reduced the interest it received as compensation for forming the Partnership from 10% to 5%, and effective November 1, 2006 it reduced this interest from 5% to 0%. Therefore, effective November 1, 2006, Reef holds a 1% interest in the partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 1% interest is not represented by Partnership units. Effective November 1, 2006 Reef holds 5.01% of the 99% interest in the Partnership (4.96%) held by the unit holders. The Partnership primarily purchased working interests in exploratory and developmental drilling prospects and drilled oil and gas wells located onshore in the continental United States and in U.S. coastal waters in the Gulf of Mexico. Other partnerships formed as a part of this Program, as well as other private drilling partnerships managed by Reef also own interests in some of these wells. In instances where Reef affiliated entities own a majority working interest in a well, the well may be operated by OREI, Inc. (“OREI”) or Reef Exploration, L.P. (“RELP”), affiliates of the managing general partner.

Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investors other than the managing general partner were converted into limited partner units. This

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

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

Quarterly cash distributions to partners are based upon the number and type of partnership units held at the close of the quarter. Prior to August 1, 2006, cash distributions to partners of the net cash flow from interest income and crude oil and natural gas sales revenues, less operating, general and administrative, and other costs were distributed 15.46% to the managing general partner (based upon the 11% interest not represented by units and the 4.46% interest represented by Partnership units) and 84.54% to investor partners. Effective November 1, 2006, cash distributions are distributed 5.96% to the managing general partner (based upon the 1% interest not represented by units and the 4.96% interest represented by Partnership units) and 94.04% to investor partners.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership has suffered losses from operations that have utilized a major portion of partnership equity. While the Partnership appears to have adequate liquidity at December 31, 2008, there can be no assurance that such liquidity will remain sufficient.

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

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank, which at times may exceed federally insured limits. The Partnership has not experienced any losses in such accounts, and does not expect any loss from this exposure. The carrying value of the Partnership’s cash equivalents approximates fair value.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of oil and gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or estimated fair value of unproved

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2008, 2007, and 2006, the Partnership recognized property impairment expense of proved properties totaling $0, $56,256, and $2,805,385, respectively.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2008 and 2007.

	2008	2007
Beginning asset retirement obligation	$137,757	$94,718
Additions related to new properties	410	—
Accretion expense	3,519	43,039
Retirement related to property abandonment and restoration	(19,473)	—
Ending asset retirement obligation	$122,213	$137,757

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2008, 2007, and 2006.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2008, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $1.84 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Partnership adopted SFAS No. 157, which applies to other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements.

SFAS No. 157 establishes a hierarchy for disclosure of the inputs to valuation used to measure fair value. The hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. All of the Partnership’s cash equivalents fall into Level 1 and consist of short-term, highly liquid investments, which have maturities of 90 days or less, including money market funds. The Partnership does not have any assets or liabilities falling under Level 2 or 3.

New Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC issued revisions to the oil and gas reporting disclosures, “Modernization of Oil and Gas Reporting; Final Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The amendments are designed to modernize the requirements for the determination of

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

oil and gas reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Partnership has not yet determined the impact, if any, on the financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources for accounting principles and the framework for selecting the principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement became effective in November 2008.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The Partnership does not utilize derivative instruments; therefore, the Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not own any subsidiaries, and does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations. The Partnership has no business combinations in progress or, at this time, in future plans. The Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

Accounting Standard Fair Value for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. The Partnership did not elect fair value as an alternative as provided under SFAS 159 for any of its financial assets and liabilities that are not currently measured at fair value.

3. Transactions with Affiliates

The Partnership has no employees. RELP, an affiliate of Reef formed in 2005, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. Prior to January 2, 2006, OREI, another Reef affiliate, employed this staff of employees. On January 2, 2006, the employees of OREI were transferred to RELP. In addition, during 2006 RELP assumed from OREI well operator status for all wells previously operated by OREI. The Partnership reimburses RELP and OREI for technical and administrative services at cost. During the years ended December 31, 2008, 2007, and 2006, the Partnership incurred technical services and administrative costs totaling $49,091, $15,244, and $40,134, respectively. Of these amounts, $4,721, ($1,558), and $26,468 represent technical services costs capitalized as project costs, and $44,370, $16,802, and $13,666 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling, and completion costs when incurred. During the year ended December 31, 2008, this 1% obligation totaled $11. Reef also purchased 5.01% of the Partnership units and pays 5.01% of the 99% of these costs paid by the unit holders (4.96%). In addition, Reef agreed to reimburse the Partnership 100% of the costs for the workover of a Partnership well which occurred during the first quarter of 2008, and 100% of the costs of drilling and completing a well in Terrebonne Parish, Louisiana. During the year ended December 31, 2008, this obligation totaled $183,204.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2008 and 2007, the Partnership owed RELP $16,801 and $5,488 for joint interest and technical and administrative charges processed in excess of revenues. The December 31, 2007 balance also includes $752 due Reef for reimbursement of an overpayment made by Reef in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs incurred by the Partnership. The Partnership settles its balances with Reef and RELP on a quarterly basis.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the year ended December 31, 2006 the Partnership paid drilling

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

overhead fees totaling $199 to RELP and OREI. During the years ended December 31, 2008, 2007, and 2006, the Partnership paid operator fees of $4,361, $5,236, and $4,308 to RELP in connection with this obligation.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2008, three marketers and one operator accounted for 34.2%, 17.9%, 11.0%, and 29.7% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2007, four marketers and one operator accounted for 41.0%, 17.2%, 16.8%, 13.4%, and 10.7% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2006, three marketers and one operator accounted for 32.9%, 21.8%, 13.4%, and 23.0% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

5. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

6. Partnership Equity

Sales of Partnership units began on September 21, 2004. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 50 units. The Partnership was formed on November 10, 2004, and the sale of Partnership units was closed on December 2, 2004 when all 500 Partnership units were sold. The Partnership raised $9,499,441 from the sale of 474.972 Partnership units to investor partners. Reef purchased the remaining 25.028 units (5.01%) for $425,475. Reef also contributes 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.96%) of the leasehold, drilling, and completion costs paid by the Partnership. In addition, Reef has agreed to reimburse the Partnership for 100% of the costs of drilling a developmental well and a work-over for another well in Louisiana. In connection with these obligations, Reef has contributed $371,191 to the Partnership at December 31, 2008.

The Partnership also retained the interest income earned during 2004 and 2005, totaling $68,585, for use during the drilling phase of the Partnership.

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving net capital contributions of $8,939,776 available for Partnership oil and gas

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

activities. Of the $1,424,916, offering costs were $1,374,916 and organization costs were $50,000.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

7. Partnership Projects

During 2004-2006, the Partnership utilized the $8,939,776 of net capital contributions to drill thirteen wells and to purchase royalty interests in a field in Louisiana with three producing oil and gas properties. The Partnership drilled six successful developmental wells and one successful exploratory well, three of which are still productive, and drilled two developmental dry holes and four exploratory dry holes. One of the royalty interest properties purchased by the Partnership is still productive.

In August 2006, the managing general partner agreed to pay 100% of the costs for a working interest in a developmental well in Louisiana. The well completed drilling operations in May 2007 and was unsuccessful, however, after reviewing the well logs and other geologic data, the wellbore was re-entered during the fourth quarter of 2007 and successfully sidetracked. Sidetrack drilling operations were completed during February 2008 and the well began production in May 2008. Reef agreed to pay 100% of the cost of the successful sidetrack operations and completion costs. As of December 31, 2008 the Partnership had incurred and been reimbursed $183,847 of costs related to this well. The amounts reimbursed are classified as additional capital contributions on the accompanying balance sheet.

RELP serves as operator of nine of the wells drilled by the Partnership. Four of these wells were unsuccessful and five were successful wells, of which three are still productive at December 31, 2008.

8. Supplemental Information on Oil & Natural Gas Exploration and Production Activities (Unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2008	2007	2006

Oil and natural gas properties:
Unproved properties	$—	$—	$27,920
Proved properties	8,716,585	8,545,833	8,596,035
	8,716,585	8,545,833	8,623,955
Less:
Accumulated depreciation, depletion and amortization	(435,362)	(357,661)	(477,461)
Property impairment	(8,035,610)	(8,035,610)	(7,979,354)
Total	$245,613	$152,562	$2,713,400

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

Costs Incurred

The following table sets forth costs incurred in oil and natural gas acquisition, exploration, and development activities during the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006

Oil and natural gas properties:
Exploration	$1,474	$(24)	$33,439
Development	169,278	104,650	473,024
Total	$170,752	$104,626	$506,463

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006

Oil and gas producing activities:
Oil sales	$127,875	$56,780	$65,467
Natural gas sales	187,906	174,503	246,421
Production expenses	(71,762)	(74,227)	(127,568)
Accretion of asset retirement obligation	(3,519)	(43,039)	(5,820)
Depreciation , depletion and amortization	(59,324)	(62,949)	(247,338)
Property impairment expense	—	(56,256)	(2,805,385)
Results of producing activities	$181,176	$(5,188)	$(2,874,223)

Depletion rate per BOE	$13.26	$13.88	$38.33

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

The following information describes changes during the year and balances of estimated proved crude oil and natural gas reserves as of December 31, 2008, 2007, and 2006. The definitions used are in accordance with applicable SEC regulations.

Proved crude oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable

Reef Global Energy IV, L.P.

Notes to Financial Statements (continued)

certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, prices and costs as of the date the estimate is made.

Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based upon future conditions. Additional development costs required to recover these proved reserves are estimated at approximately $0, $8,857, and $13,923 as of December 31, 2008, 2007, and 2006, respectively. All of the Partnership’s reserves are located in the United States.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved developed reserves for properties owned by the Partnership:
Reserves at December 31, 2005	4,537	401,480	71,450
Revisions of previous estimates	(2,395)	(304,084)	(53,076)
New discoveries	57	418	127
Production	(1,014)	(32,636)	(6,453)
Reserves at December 31, 2006	1,185	65,178	12,048

Revisions of previous estimates	(252)	(40,471)	(6,997)
New discoveries	3,037	72,551	15,129
Production	(795)	(22,447)	(4,536)
Reserves at December 31, 2007	3,175	74,811	15,644

Revisions of previous estimates	3,911	27,378	8,474
Production	(1,305)	(19,016)	(4,475)
Reserves at December 31, 2008	5,781	83,173	19,643

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

Changes in the demand for crude oil and natural gas, inflation, and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of the current market value of the Partnership’s proved reserves.

December 31,	2008	2007	2006
Oil and natural gas properties owned by the Partnership:
Future cash inflows	$769,676	$789,360	$548,350
Future production costs	(338,637)	(310,806)	(392,739)
Future development costs	—	(8,857)	(13,923)
Future net cash flows	431,039	469,697	141,688
Effect of discounting net cash flows at 10%	(91,295)	(113,487)	(2,468)
Discounted future net cash flows	$339,744	$356,210	$139,220

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2008	2007	2006
Oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$356,210	$139,220	$2,524,655
Extensions and discoveries	—	517,409	2,726
Purchase of minerals in place	—	—	—
Net change in sales price, net of production costs	(106,619)	161,491	(2,149,101)
Revisions of quantity estimates	204,318	(90,401)	(673,318)
Net changes in estimated future development costs	(25,096)	10,559	—
Changes in production timing rates	115,810	(281,973)	360,292
Accretion of discount	35,621	13,922	252,466
Sales net of production costs	(240,500)	(114,017)	(178,500)
Net increase (decrease)	(16,466)	216,990	(2,385,435)
Standardized measure at end of year	$339,744	$356,210	$139,220

EXHIBIT INDEX

3.1(a)(i)*	Certificate of Limited Partnership of Reef Global Energy IV, L.P., dated November 10, 2004.

3.1(a)(ii)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy IV, L.P., dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to Form 8-K, SEC File No. 333-93399-04, as filed with the SEC on September 3, 2008).

3.1(a)(iii)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy IV, L.P., dated August 28, 2008 (incorporated by reference to Exhibit 3.1(i)(b) to Form 8-K, SEC File No. 333-93399-04, as filed with the SEC on September 3, 2008).

3.2

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

* Attached herewith