Form 10-Q
period 2009-03-31
Reef Global Energy IV, L.P.
filed 2009-05-15
CIK 1303804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of March 31, 2009, the registrant had 25.028 units of general partner interest held by the managing general partner, and 474.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.

Form 10-Q Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$82,440	$106,454
Accounts receivable from affiliates, net	9,594	—
Prepaid expenses	8,769	—
Total current assets	100,803	106,454

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $8,489,709 and $8,470,972	232,476	245,613
Net oil and natural gas properties	232,476	245,613

Total assets	$333,279	$352,067

Liabilities and partnership equity

Current liabilities:
Accounts payable	$1,696	$436
Accounts payable to affiliates	47,321	16,801
Total current liabilities	49,017	17,237

Long-term liabilities:
Asset retirement obligation	119,344	122,213
Total long-term liabilities	119,344	122,213

Partnership equity:
General partners	—	—
Limited partners	(24,211)	11,300
Managing general partner	189,129	201,317
Partnership equity	164,918	212,617

Total liabilities and partnership equity	$333,279	$352,067

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31
	2009	2008

Revenues	$31,840	$62,852

Costs and expenses:
Lease operating expenses	20,052	12,695
Production taxes	2,451	4,098
Depreciation, depletion and amortization	13,226	14,053
Property impairment	5,511	—
Accretion of asset retirement obligation	1,264	1,270
General and administrative	22,555	9,108
Total costs and expenses	65,059	41,224

Income (loss) from operations	(33,219)	21,628

Other income:
Interest income	266	231
Total other income	266	231

Net income (loss)	$(32,953)	$21,859

Net income per general partner unit	$—	$68.52
Net income per limited partner unit	$5.46	$68.52
Net loss per managing general partner unit	$(808.96)	$(426.97)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31
	2009	2008

Operating Activities
Net income (loss)	$(32,953)	$21,859
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	13,226	14,053
Property impairment	5,511	—
Accretion of asset retirement obligation	1,264	1,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(9,594)	—
Prepaid expenses	(8,769)	—
Accounts payable	1,260	24
Accounts payable to affiliates	24,920	(1,451)
Net cash provided by operating activities	(5,135)	35,755

Investing Activities
Property acquisition and development	—	(58,610)
Plugging and abandonment costs paid from asset retirement obligation	(4,133)	—
Net cash used in investing activities	(4,133)	(58,610)

Financing Activities
Partner capital contributions	9,504	1,891
Partner distributions	(24,250)	(17,000)
Net cash used in financing activities	(14,746)	(15,109)

Net decrease in cash and cash equivalents	(24,014)	(37,964)
Cash and cash equivalents at beginning of period	106,454	75,764
Cash and cash equivalents at end of period	$82,440	$37,800

Supplemental disclosure of non-cash investing transactions:
Property additions included in accounts payable to affiliates	$5,600	$—
Supplemental disclosure of non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$—	$38,467

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2009

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy IV, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2009. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 (the “Annual Report”).

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership has suffered losses from operations that have utilized a major portion of partnership equity. While the Partnership appears to have adequate liquidity at March 31, 2009, there can be no assurance that such liquidity will remain sufficient.

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

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 MCF to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month period ended March 31, 2009, the Partnership recognized a property impairment expense of approximately $5,511.

Asset Retirement Obligation

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

The following table summarizes the Partnership’s asset retirement obligation for the three months ended March 31, 2009 and the year ended December 31, 2008.

	Three months ended March 31, 2009	Year ended December 31, 2008
Beginning asset retirement obligation	$122,213	$137,757
Additions related to new properties	0	410
Accretion expense	1,264	3,519
Retirement related to property abandonment and restoration	(4,133)	(19,473)
Ending asset retirement obligation	$119,344	$122,213

New Accounting Pronouncements

Interim Reporting of Fair Value of Financial Instruments

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods.  The FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  FSP FAS 107-1 is effective for reporting periods ending after June 15, 2009, and its adoption is expected to have no impact on the Partnership’s results of operations and financial condition but will require additional disclosures regarding the fair value of certain financial instruments of the Partnership.

Fair Value Measurements

On January 1, 2009, the Partnership adopted FASB Staff Position FSP FAS No. 157-2 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually.  The adoption of FSP FAS No. 157-2 was immaterial to the Partnership’s results of operations, cash flows and financial positions.

Modernization of Oil and Gas Reporting

In January 2009, the SEC issued revisions to the oil and gas reporting disclosures, “Modernization of Oil and Gas Reporting; Final Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The amendments are designed to modernize the requirements for the determination of oil and gas reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Partnership has not yet determined the impact, if any, of the Final Rule on the financial statements.

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The Partnership does not utilize derivative instruments; therefore, this pronouncement did not have any impact on the Partnership’s results of operations, cash flows or financial position.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not own any subsidiaries, and this pronouncement did not have any impact on the Partnership’s results of operations, cash flows or financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations. The Partnership has no business combinations in progress or, at this time, in future plans. This pronouncement did not have any impact on the Partnership’s results of operations, cash flows or financial position.

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2009 and 2008, the Partnership incurred technical services and administrative costs totaling $10,763 and $2,642, respectively.  Of these amounts, technical services costs capitalized as project costs were $0 and $1,373, respectively, and $10,763 and $1,269 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling, and completion costs when incurred. During the three months ended March 31, 2009, this 1% obligation totaled $0. Reef also purchased 5.01% of the Partnership units and pays 5.01% of the 99% of these costs paid by the unit holders (4.96%). In addition, Reef agreed to reimburse the Partnership 100% of the costs for the workover of a Partnership well which occurred during the first quarter of 2008, and 100% of the costs of drilling and completing a well in Terrebonne Parish, Louisiana (as discussed in greater detail below). This obligation totaled $380,694 at March 31, 2009. At December 31, 2008, Reef owed the Partnership $371,191 in connection with these obligations.

RELP processes joint interest billings and revenues on behalf of the Partnership. At March 31, 2009, the Partnership owed RELP $47,321 for net revenues processed in excess of joint interest and technical and administrative services charges. At December 31, 2008, the Partnership owed RELP $16,801 for joint interest charges and technical and administrative services charges processed in excess of net revenues. In addition, the Partnership owed Reef $752 for reimbursement of an overpayment made by Reef in connection with Reef’s obligation to pay 1% of all leasehold, drilling, and completion costs incurred by the Partnership.  The Partnership settles its balances with Reef and RELP on a quarterly basis.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2009 and 2008 is detailed below:

For the three months ended March 31, 2009

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	25.028	$(20,247)	(808.97)
General partner units*	0.000	0	0.00
Limited partner units*	474.972	(12,706)	5.46
Total	500.000	$(32,953)

For the three months ended March 31, 2008

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	25.028	$(10,687)	$(426.97)
General partner units*	125.000	8,565	68.52
Limited partner units*	349.972	23,981	68.52
Total	500.000	$21,859

*      During the third quarter of 2008, all general partner units of the Partnership were converted into limited partner units.

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

Overview

Reef Global Energy IV, L.P. is a Nevada limited partnership formed to acquire, explore, develop, and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in eight developmental prospects located in Live Oak (2 prospects) and Nueces County, Texas and Jefferson, St. Charles, Cameron, and Acadia (2 prospects) Parish, Louisiana and participated in the drilling of eight developmental wells on those prospects. The Partnership purchased working interests in five exploratory prospects located in Galveston (2 prospects) County, Texas, Jefferson and Plaquemines Parish, Louisiana, and in United States coastal waters in the Gulf of Mexico, and participated in the drilling of five exploratory wells on those prospects.  A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect. A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory is any well that is not a development well, including wells drilled to find and produce crude oil or natural gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of crude oil or natural gas, or wells drilled to extend a known reservoir. The Partnership also purchased a royalty interest in a field in Louisiana with three productive wells, one of which is still producing as of the date of this report. Drilling operations on these thirteen prospects were completed during February 2006. Six developmental wells were successful, of which two are still productive, and two developmental wells were unsuccessful. One exploratory well was successful and is still productive, and four exploratory wells were unsuccessful. In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria. Since its inception, the Partnership has incurred $8,041,121 of property impairment associated with wells drilled during the drilling phase of operations, and cash flows from successful wells have not been sufficient to provide significant returns to investor partners.

The managing general partner reduced its interest in the Partnership as indicated above, and, in addition, agreed to fund 100% of the cost of two projects. In August 2006, the managing general partner agreed to pay 100% of the costs for a working interest in a developmental well located in Terrebonne Parish, Louisiana. The well completed drilling operations in May 2007 and was unsuccessful; however, after reviewing the well logs and other geologic data, the wellbore was re-entered during the fourth quarter of 2007 and successfully sidetracked. Drilling operations were finished during February 2008, and the well began producing in commercial quantities on May 2, 2008. Reef paid 100% of the costs associated with the drilling of the unsuccessful well and the subsequent drilling of the successful sidetrack of this well. Reef also agreed to pay 100% of the cost of a workover attempt performed during February 2008 on one of the Partnership’s developmental wells that had ceased production as a result of high water volumes associated with the natural gas production from the well. This workover was unsuccessful in its attempt to shut-off the water production, and the well was plugged and abandoned.

The Partnership has no plans for additional drilling activities. The Partnership does not operate in any other business segment, and operates solely in the United States. Note 1 to the audited financial statements included in the Partnership’s Annual Report included a section regarding the ability of the Partnership to continue as a going concern, due to recurring losses from operations. The managing general partner continues to consider several options for the Partnership, including the possible sale of marketable assets. The Partnership had net income and positive cash flow during 2008. As a result of the  downward movement in crude oil and natural gas prices which occurred during the last half of 2008, , the Partnership incurred a net loss and had negative cash flow during the first quarter of 2009.

The table below summarizes Partnership drilling expenditures as of March 31, 2009 by classification of well. Drilling, completion, and facilities costs include $86,620 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$469,455	$4,682,732	$5,152,187
Exploratory wells	139,396	2,917,133	3,056,529
Purchase of royalty interests	523,554	—	523,554
Total	$1,132,405	$7,599,865	$8,732,270

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,916. Reef purchased 25.028 limited partner units, or 5.01% of the total units sold, for $425,475. Investor partners purchased 125.000 units of general partner interest and 349.972 units of limited partner interest for $9,499,441. The Partnership held $68,585 of interest earned during 2004 and 2005 for use in drilling operations. As of March 31, 2009, Reef has also contributed or accrued $273,440 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs, and to reimburse the Partnership for 100% of the drilling and sidetracking costs of a well in Louisiana for which Reef is paying 100% of the costs. Organization and offering costs totaled $1,424,916, leaving capital contributions of $8,842,025 available for drilling operations and pre-production administrative costs. The Partnership expended $8,645,650 on prospect and property acquisitions, drilling and completion costs and $112,843 on general and administrative expenses during the drilling phase of operations in connection with the thirteen wells and the royalty purchase described above, and the well for which Reef paid 100% of the cost. Drilling operations were completed in February 2006 on the thirteen wells drilled with the capital raised by the Partnership, and drilling operations were completed in February 2008 on the additional well and sidetrack for which Reef paid 100% of the costs.

The Partnership’s drilling program is complete, and, as a result, no new wells began production operations during this quarter. No Partnership wells ceased production during the quarter. The Partnership currently has five productive wells.

The Partnership has working capital of $51,786 at March 31, 2009.  Subsequent to expending the initial available partner capital contributions on prospect and property acquisitions and drilling and completion costs of partnership wells, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales from productive properties processed by RELP, which the Partnership uses to pay quarterly cash distributions to investors.

During 2008 the Partnership generated net income and positive cash flow, primarily due to a new well which began production operations during May 2008, a second well which underwent a successful workover in 2007, and the increase in crude oil and natural gas prices during 2008. However, during the latter half of 2008, prices began moving downward. While oil prices have begun to recover beginning with March 2009 crude oil sales, gas prices have continued to decline. Management does not expect to see a return to the average pricing levels received during 2008. As a result of recent declines in gas volumes on one of the Partnership’s five productive wells, management believes that 2009 sales volumes will be less than 2008 volumes. The ability of the Partnership to generate positive cash flows during 2009 will primarily depend upon crude oil and natural gas pricing. The Partnership did not generate positive cash flow during the first quarter of 2009. The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets and dissolution of the Partnership, as a result of the recurring losses incurred over the past several years, the erosion of partnership equity, and the lack of significant cash flows from operations.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and oil and natural gas prices for the periods indicated. Equivalent barrels of oil (“EBO”) are computed by converting 6 MCF of natural gas to 1 barrel of oil.

	For the three months ended March 31
	2009	2008
Sales volumes:
Oil (Barrels)	433	197
Natural gas (MCF)	3,153	5,137

Average sales prices received:
Oil (Barrels)	$35.07	$92.71
Natural gas (MCF)	$5.28	$8.69

The Partnership had five productive wells during the first quarter of 2009 and 2008. During the first quarter of 2008, two Partnership wells accounted for 93.9% of gas sales volumes. Production from these two wells has declined by almost 2,900 MCF, or 60%, from the 2008 first quarter volumes, and has been partially offset by production from the new ROB L RA SUA CL&F #1 well (the “Gumbo II” well), which began production in May 2008. The increase in oil sales volumes is directly due to the Gumbo II well, which sold 291 barrels of crude oil during the first quarter of 2009.

Net proved crude oil and natural gas reserves of the Partnership at March 31, 2009 and 2008 are detailed below. Net proved crude oil and natural gas reserves at March 31, 2009 and 2008 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover these proved reserves at March 31, 2009. At March 31, 2009, all of the Partnership’s proved reserves are classified as proved producing reserves. All of the Partnership’s reserves are located in the United States.

Net proved reserves	Oil (BBL)	Gas (MCF)
March 31, 2009	5,151	72,920
March 31, 2008	3,376	74,825

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

The Partnership has a net loss of $32,953 for the three month period ended March 31, 2009, compared to net income of $21,859 for the three month period ended March 31, 2008.

The Partnership had five productive wells during the comparative quarters. During the first quarter of 2008, one of the five productive Partnership wells ceased production. The final Partnership successful well, the Gumbo II well, began production during May 2008 and was productive during the first quarter of 2009.  While oil production from the Gumbo II well was more than enough to offset the decline in sales barrels from the productive properties which produced during the first quarter of 2008, the gas production from the Gumbo II well was not sufficient to offset the decline in gas sales. In particular, the Partnership had two productive wells during the first quarter of 2008 that accounted for 93.9% of the total sales volume for that quarter. During the first quarter of 2009, sales volumes from these two wells declined by approximately 2,900 MCF, or 60%, from 2008 levels. Sales prices for crude oil and natural gas began declining during the third quarter of 2008, and the average sales prices for the first quarter of 2009 continued to decline from prior quarter levels. In comparison with prices received during the first quarter of 2008, oil prices have declined by 62.2%, to an average price of $35.07 for the first quarter of 2009. Gas prices declined by 39.2%, to an average price of $5.28 per MCF this quarter, compared to an average price of $8.69 received for the first quarter of 2008. As a result, total sales revenues declined by 49.3% for the first quarter of 2009.

Lease operating expenses increased from $12,695 during the first quarter of 2008 to $20,052 during the first quarter of 2009. The two primary factors in the increase are increases in gas marketing costs of approximately $4,500, and the fact that the operating costs of the Gumbo II well were approximately $2,700 higher than comparable costs for the well that ceased production during the first quarter of 2008.

General and administrative costs increased from $9,108 incurred during the first quarter of 2008 to $22,555 incurred during the first quarter of 2009. The increase is primarily the result of a change in the method for allocating overhead to partnerships sponsored by Reef. Effective April 1, 2008 Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and actual capital costs incurred. Under the prior method of allocating overhead, not all allocable general and administrative expenses were charged to the partnerships sponsored by Reef. The administrative overhead charge to the Partnership for the quarter ended March 31, 2009 was $10,763, compared to $4,108 for the quarter ended March 31, 2008.  Despite the increase in such costs in the quarter ended March 31, 2009, the Partnership expects that 2009 overall general and administrative costs will decline from 2008 levels.

While oil prices began an upward movement beginning with March 2009 oil sales, gas prices have continued to decline and the Partnership expects to incur a loss during the second quarter based upon current prices.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-93399) and declared effective May 31, 2001, Reef filed a post-effective amendment to the Registration Statement on behalf of the Program on September 14, 2001. On January 10, 2002 Reef filed a final prospectus and commenced the offering of units in the Program. All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The Program filed a prospectus supplement describing the Partnership on September 21, 2004 and commenced offering units. Under the terms of the offering, a minimum of 50 Partnership units at a price of $20,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on November 10, 2004. The Partnership offering consisted of 375 units of limited partner interest and 125 units of general partner interest. The offering period ended on December 2, 2004, at which time all 500 allowable units had been sold. Investor partners purchased 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. Reef also contributed 1% of all leasehold, drilling, and completion costs as incurred, and reimbursed the Partnership 100% of the costs of drilling an unsuccessful development well and 100% of the costs of drilling and completing a successful sidetrack to the unsuccessful developmental well in Louisiana. Reef paid the Partnership $273,440 in connection with these obligations. Reef also retained interest income earned by the Partnership totaling $68,585 to be used during the drilling phase of operations.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,842,025 available for Partnership oil and gas operations. As of March 31, 2009, the Partnership had expended $8,645,650 on property acquisitions and $112,843 on pre-production general and administrative expenses. The remainder has been retained for plugging and abandonment costs of productive wells. Drilling operations have been completed on the 13 prospects owned by the Partnership, and the Partnership has no plans to conduct further development operations on any Partnership prospect.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

REEF GLOBAL ENERGY IV, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: May 14, 2009	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: May 14, 2009	By:	/s/ L. Mark Price
L. Mark Price
Chief Financial Officer
Reef Exploration, L.P.
(principal financial and accounting officer)

EXHIBIT INDEX

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