Form 10-Q
period 2009-06-30
Reef Global Energy IV, L.P.
filed 2009-08-13
CIK 1303804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

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

As of June 30, 2009, the registrant had 25.028 units of general partner interest held by the managing general partner, and 474.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.
Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$92,018	$106,454
Total current assets	92,018	106,454

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $8,516,272 and $8,489,709	214,379	245,613
Net oil and natural gas properties	214,379	245,613

Total assets	$306,397	$352,067

Liabilities and partnership equity

Current liabilities:
Accounts payable	$2,823	$436
Accounts payable to affiliates	76,829	16,801
Total current liabilities	79,652	17,237

Long-term liabilities:
Asset retirement obligation	97,299	122,213
Total long-term liabilities	97,299	122,213

Partnership equity:
Limited partners	(49,724)	11,300
Managing general partner	179,170	201,317
Partnership equity	129,446	212,617

Total liabilities and partnership equity	$306,397	$352,067

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008

Revenues	$37,467	$91,350	$69,307	$154,202

Costs and expenses:
Lease operating expenses	14,143	11,266	34,195	23,961
Production taxes	3,139	5,572	5,590	9,670
General and administrative	43,087	45,940	65,642	55,048
Accretion of asset retirement obligation	537	1,219	1,801	2,489
Depreciation, depletion and amortization	12,245	13,882	25,471	27,935
Property impairment	--	--	5,511	--
Total costs and expenses	73,151	77,879	138,210	119,103

Income (loss) from operations	(35,684)	13,471	(68,903)	35,099

Other income:
Interest income	211	66	477	297
Total other income	211	66	477	297

Net income (loss)	$(35,473)	$13,537	$(68,426)	$35,396

Net income (loss) per general partner unit	$--	$53.89	$--	$122.41
Net income (loss) per limited partner unit	$(53.71)	$53.89	$(48.25)	$122.41
Net income (loss) per managing general partner unit	$(397.93)	$(481.89)	$(1,206.89)	$(908.86)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2009	2008

Operating Activities
Net income (loss)	$(68,426)	$35,396
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	25,471	27,935
Property impairment	5,511	--
Accretion of asset retirement obligation	1,801	2,489
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,387	84
Accounts payable to affiliates	45,962	(5,488)
Net cash provided by operating activities	12,706	60,416

Investing Activities
Property acquisition and development	--	(154,932)
Plugging and abandonment costs paid from asset retirement obligation	(12,396)	(1,096)
Net cash used in investing activities	(12,396)	(156,028)

Financing Activities
Partner capital contributions	9,504	69,980
Partner distributions	(24,250)	(41,000)
Net cash provided by (used in) financing activities	(14,746)	28,980

Net decrease in cash and cash equivalents	(14,436)	(66,632)
Cash and cash equivalents at beginning of period	106,454	75,764
Cash and cash equivalents at end of period	$92,018	$9,132

Supplemental disclosure of non-cash investing transactions:
Property additions included in accounts payable to affiliates	$14,066	$--
Property additions and asset retirement obligation	$--	$410
Adjustment to asset retirement obligation	$--	$11,418
Supplemental disclosure of non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$--	$92,384

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.
Notes to Condensed Financial Statements (unaudited)
June 30, 2009

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy IV, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2009. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 (the “Annual Report”).  The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership has suffered losses from operations that have utilized a major portion of partnership equity. While the Partnership appears to have adequate liquidity at June 30, 2009, there can be no assurance that such liquidity will remain sufficient.

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

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 MCF to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month period ended June 30, 2009 the Partnership recognized no impairment expense. During the six month period ended June 30, 2009, the Partnership recognized a property impairment expense of approximately $5,511.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2009 and the year ended December 31, 2008.

	Six months ended June 30, 2009	Year ended December 31, 2008
Beginning asset retirement obligation	$122,213	$137,757
Additions related to new properties	--	410
Accretion expense	1,801	3,519
Retirement related to property abandonment and restoration	(26,715)	(19,473)
Ending asset retirement obligation	$97,299	$122,213

Fair Value of Financial Instruments

The estimated fair values for financial instruments under FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

New Accounting Pronouncements

Subsequent Events

In May 2009, the Financial Accounting Standards Board (the “FASB”)  issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This statement incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  This statement is effective for interim and annual periods ending after June 15, 2009.  The Partnership evaluated subsequent events up to immediately prior to the issuance of these financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP No. FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance for equity securities, but do establish a new method of recognizing and reporting for debt securities.  Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually.  FSP No. FAS 115-2 and FAS 124-2 became effective for interim and annual reporting periods ending after June 15, 2009.  Comparative disclosures are required for periods ending after the initial adoption.  FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

Interim Reporting of Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods.  The FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  FSP FAS 107-1 is effective for reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 did not have any impact on the Partnership’s results of operations, cash flows, or financial position.

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2009, the Partnership did not incur any technical services costs. During the three and six month periods ended June 30, 2009 the Partnership incurred administrative costs totaling $10,632 and $21,394, respectively. During the three and six month periods ended June 30, 2008, the Partnership incurred technical services and administrative costs totaling $9,169 and $11,811, respectively. Of these amounts, $1,791 and $3,164 represent technical services costs capitalized as project costs, and $7,378 and $8,647 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling, and completion costs when incurred. During the six months ended June 30, 2009 and the year ended December 31, 2008, this 1% obligation totaled $0 and $0, respectively. Reef also purchased 5.01% of the Partnership units and pays 5.01% of the 99% of these costs paid by the unit holders (4.96%). In addition, Reef agreed to reimburse the Partnership 100% of the costs for the workover of a Partnership well which occurred during the first quarter of 2008, and 100% of the costs of drilling and completing a well in Terrebonne Parish, Louisiana (as discussed in greater detail below). Reef had contributed $381,745 related to these obligations as of June 30, 2009. Reef has no remaining obligations related to these additional costs as of June 30, 2009. At December 31, 2008, Reef owed the Partnership $183,204 in connection with these obligations.

RELP processes joint interest billings and revenues on behalf of the Partnership. At June 30, 2009, the Partnership owed RELP $76,829 for net revenues processed in excess of joint interest and technical and administrative services charges. At December 31, 2008, the Partnership owed RELP $16,801 for joint interest charges and technical and administrative services charges processed in excess of net revenues. The Partnership settles its balances with Reef and RELP on a quarterly basis.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and six month periods ended June 30, 2009 is detailed below:

For the three months ended June 30, 2009
Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(9,959)	(397.93)
Limited partner units	474.972	(25,514)	(53.71)
Total	500.000	$(35,473)

For the six months ended June 30, 2009

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(30,206)	$(1,206.89)
Limited partner units	474.972	(38,220)	(48.25)
Total	500.000	$(68,426)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Partnership has no plans to participate in additional drilling activities. The Partnership does not operate in any other business segment, and operates solely in the United States. Note 1 to the audited financial statements included in the Partnership’s Annual Report included a section regarding the ability of the Partnership to continue as a going concern, due to recurring losses from operations. The managing general partner continues to consider several options for the Partnership, including the possible sale of marketable assets. The Partnership had net income and positive cash flow during 2008. As a result of the downward movement in crude oil and natural gas prices which occurred during the last half of 2008, the Partnership incurred a net loss and had negative cash flow during the first six months of 2009.

The table below summarizes Partnership expenditures as of June 30, 2009 by classification of well. Drilling, completion, and facilities costs include $83,389 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$469,549	$4,689,380	$5,158,929
Exploratory wells	139,396	2,917,173	3,056,569
Purchase of royalty interests	523,554	--	523,554
Total	$1,132,499	$7,606,553	$8,739,052

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,916. Reef purchased 25.028 limited partner units, or 5.01% of the total units sold, for $425,475. Investor partners purchased 125.000 units of general partner interest and 349.972 units of limited partner interest for $9,499,441. The Partnership held $68,585 of interest earned during 2004 and 2005 for use in drilling operations. As of June 30, 2009, Reef has also contributed or accrued $274,491 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs, and to reimburse the Partnership for 100% of the drilling and sidetracking costs of a well in Louisiana for which Reef is paying 100% of the costs. Organization and offering costs totaled $1,424,916, leaving capital contributions of $8,843,076 available for drilling operations and pre-production administrative costs. The Partnership expended $8,655,663 on prospect and property acquisitions, drilling and completion costs and $112,843 on general and administrative expenses during the drilling phase of operations in connection with the thirteen wells and the royalty purchase described above, and the well for which Reef paid 100% of the cost. Drilling operations were completed in February 2006 on the thirteen wells drilled with the capital raised by the Partnership, and drilling operations were completed in February 2008 on the additional well and sidetrack for which Reef paid 100% of the costs.

The Partnership’s drilling program is complete, and, as a result, no new wells began production operations during this quarter. No Partnership wells ceased production during the quarter. The Partnership currently has five productive wells.

The Partnership has working capital of $12,366 at June 30, 2009.  Subsequent to expending the initial available partner capital contributions on prospect and property acquisitions and drilling and completion costs of partnership wells, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales from productive properties processed by RELP, which the Partnership uses to pay quarterly cash distributions to investors.

During 2008 the Partnership generated net income and positive cash flow, primarily due to a new well which began production operations during May 2008, a second well which underwent a successful workover in 2007, and the increase in  crude oil and natural gas prices during 2008. However, during the latter half of 2008, prices began moving downward. While oil prices have begun to recover beginning with March 2009 sales, gas prices have continued to decline. For the remainder of 2009, management does not expect to see a return to the average pricing levels received during 2008. Because the ability of the Partnership to generate positive cash flows during 2009 will primarily depend upon crude oil and natural gas pricing, management expects the Partnership’s cash flows to decline compared to 2008. The Partnership did not generate positive cash flow during the first six months of 2009. The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets and dissolution of the Partnership, as a result of the recurring losses incurred over the past several years, the erosion of partnership equity, and the lack of significant cash flows from operations.

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

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
Sales volumes:
Oil (Barrels)	472	328	905	525
Natural gas (Mcf)	4,053	3,651	7,206	8,788

Average sales prices received:
Oil (Barrels)	$48.99	$124.53	$42.33	$112.61
Natural gas (Mcf)	$3.54	$13.82	$4.30	$10.82

The Partnership owned interests in five productive wells during the second quarter of 2009 and 2008. During the second quarter of 2008, three Partnership wells accounted for 98.6% of gas sales volumes. The increase in gas sales volumes in the second quarter of 2009 is primarily due to the production from the ROB L RA SUA CL&F #1 well located in Terrabonne Parish, Louisiana (the “Gumbo II” well). The increase in oil sales volumes is directly due to the Gumbo II well, which sold 355 barrels of crude oil during the second quarter of 2009.

Net proved crude oil and natural gas reserves of the Partnership at June 30, 2009 and 2008 are detailed below. Net reserves increased overall from June 30, 2008 to June 30, 2009. Net proved crude oil and natural gas reserves at June 30, 2009 and 2008 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover these proved reserves at June 30, 2009. At June 30, 2009, all of the Partnership’s proved reserves are classified as proved producing reserves. All of the Partnership’s reserves are located in the United States.

Net proved reserves	Oil (BBL)	Gas (MCF)
June 30, 2009	4,973	70,969
June 30, 2008	3,930	79,376

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

The Partnership has a net loss of $35,473 for the three month period ended June 30, 2009, compared to net income of $13,537 for the three month period ended June 30, 2008.

The Partnership incurred no property impairment expense during the three month period ended June 30, 2009 or the three month period ended June 30, 2008. Depletion expense decreased from $13,882 for the second quarter of 2008 to $12,245 for the second quarter of 2009., This is a result of increased sales volumes and approximately the same reserves for the second quarter of 2009.

The Partnership had five productive wells during the comparative quarters. The final Partnership successful well, the Gumbo II, began production during May 2008 and continued to be productive during the second quarter of 2009.  The oil production and gas sales from the Gumbo II well was more than enough to offset the decline in sales barrels from the other properties which were producing during the second quarter of 2008.  Sales volumes increased overall due to production at the Gumbo II well.  Sales prices for crude oil and natural gas began declining during the third quarter of 2008, and the average sales prices for the second quarter of 2009 continued to decline from prior quarter levels. In comparison with prices received during the second quarter of 2008, oil prices have declined by 60.7%, to an average price of $48.99 for the second quarter of 2009. Gas prices declined by 74.4%, to an average price of $3.54 per MCF this quarter, compared to an average price of $13.82 received for the second quarter of 2008. As a result, total sales revenues declined by 59.0% for the second quarter of 2009.

Lease operating expenses increased from $11,266 during the second quarter of 2008 to $14,143 during the second quarter of 2009. The primary factor in the increase is an approximate $2,000 increase in gas marketing costs for the quarter ended June 30, 2009.

General and administrative costs decreased from $45,940 incurred during the second quarter of 2008 to $43,087 incurred during the second quarter of 2009.  Effective April 1, 2008 Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and actual capital costs incurred. Accordingly, the administrative overhead charge to the Partnership for the quarter ended June 30, 2009 decreased along with revenues and expenses during the period, from $8,640 in the second quarter of 2008 to $4,946 in the second quarter of 2009.   This decrease was partially offset by increases in other general fees and expenses.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

The Partnership had a net loss of $68,426 for the six month period ended June 30, 2009, compared to net income of $35,396 for the six month period ended June 30, 2008.

The Partnership incurred no property impairment expense during the six month period ended June 30, 2008. However, the decline in oil and gas prices has resulted in impairment expense of proved properties totaling $5,511 for the six months ended June 30, 2009. Depletion expense also increased from $55,048 for the six months ended June 30, 2008 to $65,642 for the six months ended June 30, 2009, as increased sales volumes and approximately the same reserves during this period led to a lower overall depletion rate. The net effect of these two non-cash items was additional expense of approximately $16,105 incurred during the first six months of 2009.

The Partnership had five productive wells during the comparative six months. The final Partnership successful well, the Gumbo II well, began production during May 2008 and was productive during the six months of 2009. The oil production from the Gumbo II well was more than enough to offset the decline in sales from the productive properties which produced during the first six months of 2008. Sales volumes increased overall due to the production at the Gumbo II well.  Sales prices for crude oil and natural gas began declining during the third quarter of 2008, and the average sales prices for the first six months of 2009 continued to decline from prior month levels. In comparison with prices received during the first six months of 2008, oil prices have declined by 61.3%, to an average price of $42.33 for the first six months of 2009. Gas prices declined by 60.8%, to an average price of $4.30 per MCF for the first six months of 2009, compared to an average price of $11.26 received for the first six months of 2008. As a result, total sales revenues declined by 55.1% for the first six months of 2009.

Lease operating expenses increased from $23,961 during the first six months of 2008 to $34,195 during the first six months of 2009. The primary factor of the increase is due to an increase in gas marketing costs of approximately $4,500 on the Gumbo II well along with the State Tract 284 #1 well, located in Nueces, Texas.  Additional increases of $5,700 relate to normal operating expenses on the Gumbo II well, which began production in May of 2008.

General and administrative costs increased from $55,048 incurred during the first six months of 2008 to $65,642 incurred during the first six months of 2009. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership prior to that date. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and capital costs consistent with the prior year’s method of supplying percentages.

While oil prices began an upward movement beginning with March 2009 oil sales, gas prices have continued to decline and the Partnership expects to incur a loss during the third quarter based upon current prices.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-93399) and declared effective May 31, 2001, Reef filed a post-effective amendment to the Registration Statement on behalf of the Program on September 14, 2001. On January 10, 2002 Reef filed a final prospectus and commenced the offering of units in the Program. All sales of Partnership units were made through the Program's dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The Program filed a prospectus supplement describing the Partnership on September 21, 2004 and commenced offering units. Under the terms of the offering, a minimum of 50 Partnership units at a price of $20,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on November 10, 2004. The Partnership offering consisted of 375 units of limited partner interest and 125 units of general partner interest. The offering period ended on December 2, 2004, at which time all 500 allowable units had been sold. Investor partners purchased 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. Reef also contributed 1% of all leasehold, drilling, and completion costs as incurred, and reimbursed the Partnership 100% of the costs of drilling an unsuccessful development well and 100% of the costs of drilling and completing a successful sidetrack to the unsuccessful developmental well in Louisiana. Reef paid the Partnership $274,491 in connection with these obligations. Reef also retained interest income earned by the Partnership totaling $68,585 to be used during the drilling phase of operations.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,843,076 available for Partnership oil and gas operations. As of June 30, 2009, the Partnership had expended $8,655,663 on property acquisitions and $112,843 on pre-production general and administrative expenses. The remainder has been retained for plugging and abandonment costs of productive wells. Drilling operations have been completed on the 13 prospects owned by the Partnership, and the Partnership has no plans to conduct further development operations on any Partnership prospect.

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

REEF GLOBAL ENERGY IV, L.P.

	By:	Reef Oil & Gas Partners, L.P. Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: August 13, 2009	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: August 13, 2009	By:	/s/ L. Mark Price
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