Form 10-Q
period 2009-09-30
Reef Global Energy IV, L.P.
filed 2009-11-16
CIK 1303804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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
Yes ☐      No ☒

As of September 30, 2009, the registrant had 25.028 units of general partner interest held by the managing general partner, and 474.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.
Form 10-Q Index

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$92,164	$106,454
Total current assets	92,164	106,454

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $8,573,370 and $8,470,972	156,418	245,613
Net oil and natural gas properties	156,418	245,613

Total assets	248,582	352,067

Liabilities and partnership equity

Current liabilities:
Accounts payable	4,023	436
Accounts payable to affiliates	82,562	16,801
Total current liabilities	86,585	17,237

Long-term liabilities:
Asset retirement obligation	97,846	122,213
Total long-term liabilities	97,846	122,213

Partnership equity:
Limited partners	(74,728)	11,300
Managing general partner	138,879	201,317
Partnership equity	64,151	212,617

Total liabilities and partnership equity	$248,582	$352,067

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.

Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Revenues	$36,503	$90,423	$105,810	$244,625

Costs and expenses:
Lease operating expenses	12,312	12,055	46,507	36,016
Production taxes	1,405	6,266	6,995	15,936
General and administrative	30,582	13,133	96,224	68,181
Accretion of asset retirement obligation	547	511	2,348	3,000
Depreciation, depletion and amortization	10,419	15,822	35,890	43,757
Property impairment	46,678	—	52,189	—
Total costs and expenses	101,943	47,787	240,153	166,890

Income (loss) from operations	(65,440)	42,636	(134,343)	77,735

Other income:
Interest income	147	189	624	486
Total other income	147	189	624	486

Net income (loss)	$(65,293)	$42,825	$(133,719)	$78,221

Net income (loss) per general partner unit	$—	$—	$—	$122.41
Net income (loss) per limited partner unit	$(52.65)	$96.81	$(100.90)	$219.22
Net income (loss) per managing general partner unit	$(1,609.80)	$(126.18)	$(2,816.69)	$(1,035.04)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2009	2008

Operating Activities
Net income (loss)	$(133,719)	$78,221
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	35,890	43,757
Property impairment	52,189	—
Accretion of asset retirement obligation	2,348	3,000
Changes in operating assets and liabilities:
Accounts receivable from affiliates	—	(12,801)
Accounts payable	3,587	98
Accounts payable to affiliates	52,557	(5,488)
Net cash provided by operating activities	12,852	106,787

Investing Activities
Property acquisition and development	—	(174,582)
Plugging and abandonment costs paid from asset retirement obligation	(12,396)	(1,096)
Net cash used in investing activities	(12,396)	(175,678)

Financing Activities
Partner capital contributions	9,504	162,364
Partner distributions	(24,250)	(47,000)
Net cash provided by (used in) financing activities	(14,746)	115,364

Net decrease in cash and cash equivalents	(14,290)	46,473
Cash and cash equivalents at beginning of period	106,454	75,764
Cash and cash equivalents at end of period	$92,164	$122,237

Supplemental disclosure of non-cash investing transactions:
Property additions included in accounts payable to affiliates	$13,204	$—
Property additions and asset retirement obligation	$—	$410
Adjustment to asset retirement obligation	$1,547	$11,418
Supplemental disclosure of non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$—	$20,099

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.
Notes to Condensed Financial Statements (unaudited)
September 30, 2009

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy IV, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2009. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 (the “Annual Report”).  The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership has suffered losses from operations that have utilized a major portion of partnership equity. While the Partnership appears to have adequate liquidity at September 30, 2009, there can be no assurance that such liquidity will remain sufficient.

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

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil (“EBO”) at a rate of 6 MCF to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month period ended September 30, 2009 the Partnership recognized impairment expense of $46,678. During the nine month period ended September 30, 2009, the Partnership recognized property impairment expense of $52,189.

Asset Retirement Obligation

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	Nine months ended September 30, 2009	Year ended December 31, 2008
Beginning asset retirement obligation	$122,213	$137,757
Additions related to new properties	—	410
Accretion expense	2,348	3,519
Retirement related to property abandonment and restoration	(26,715)	(19,473)
Ending asset retirement obligation	$97,846	$122,213

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

Recently Adopted Accounting Pronouncements

Accounting Standards Codification

In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the Financial Accounting Standards Board (“FASB”). Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, the Partnership will describe the authoritative guidance used within the footnotes but will cease using numerical references. The accounting standards codification does not change or alter existing US GAAP, and there is no expected impact on the Partnership’s financial position, results of operations or cash flows.

Fair Value Measurement of Liabilities

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities.  The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The Partnership does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The Partnership evaluated subsequent events up through November 12, 2009, the day the financial statements were issued.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance related to the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The new guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The guidance does not amend existing recognition and measurement guidance for equity securities, but does establish a new method of recognizing and reporting for debt securities.  Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually.  This guidance became effective for interim and annual reporting periods ending after June 15, 2009.  Comparative disclosures are required for periods ending after the initial adoption.  This guidance did not have an impact on the Partnership’s financial position, results of operations or cash flows.

Interim Reporting of Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments.  The new guidance amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods.  The guidance also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  This guidance is effective for reporting periods ending after June 15, 2009.  The adoption of this guidance did not have any impact on the Partnership’s results of operations, cash flows, or financial position.

Fair Value Measurements

In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities.  The new guidance delayed the effective date of SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually.  The adoption of this guidance was immaterial to the Partnership’s results of operations, cash flows and financial positions.

Newly Issued But Not Effective Accounting Standards

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2009, the Partnership did not incur any technical services costs. During the three and nine month periods ended September 30, 2009 the Partnership incurred administrative costs totaling $14,597 and $35,991, respectively. During the three and nine month periods ended September 30, 2008, the Partnership incurred technical services and administrative costs totaling $17,446 and $29,257, respectively. Of these amounts, $6,623 and $9,787 represent technical services costs capitalized as project costs, and $10,823 and $19,470 represent administrative costs included as general and administrative expenses.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling and completion phases of Partnership operations. Reef also purchased 5.01% of the Partnership units and paid 5.01% of the 99% of these costs paid by the unit holders (4.96%). In addition, Reef agreed to reimburse the Partnership 100% of the costs for the workover of a Partnership well which occurred during the first quarter of 2008, and 100% of the costs of drilling and completing a well in Terrebonne Parish, Louisiana (as discussed in greater detail below). Reef contributed $380,694 related to these obligations. Reef has no remaining obligations related to these additional costs as of September 30, 2009. During the year ended December 31, 2008, this obligation totaled $183,204.

RELP processes joint interest billings and revenues on behalf of the Partnership. At September 30, 2009, the Partnership owed RELP $82,562 for joint interest and technical and administrative services charges processed in excess of net revenues.  At December 31, 2008, the Partnership owed RELP $16,801 for joint interest and technical and administrative services charges processed in excess of net revenues.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and nine month periods ended September 30, 2009 is detailed below:

For the three months ended September 30, 2009

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(40,290)	(1,609.80)
Limited partner units	474.972	(25,003)	(52.65)
Total	500.000	$(65,293)

For the nine months ended September 30, 2009

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(70,496)	$(2,816.69)
Limited partner units	474.972	(63,223)	(100.90)
Total	500.000	$(133,719)

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

A “prospect” is generally defined as contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect. A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory is any well that is not a development well, including wells drilled to find and produce crude oil or natural gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of crude oil or natural gas, or wells drilled to extend a known reservoir. The Partnership also purchased a royalty interest in a field in Louisiana with three productive wells, one of which is still producing as of the date of this report. Drilling operations on these thirteen prospects were completed during February 2006. Six developmental wells were successful, of which one is still productive and one is shut in as of the date of this report. Two developmental wells were unsuccessful. One exploratory well was successful and is still productive, and four exploratory wells were unsuccessful. In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria. Since its inception, the Partnership has incurred $8,087,799 of property impairment associated with wells drilled during the drilling phase of operations, and cash flows from successful wells have not been sufficient to provide significant returns to investor partners.

The managing general partner reduced its interest in the Partnership as indicated above, and, in addition, agreed to fund 100% of the cost of two projects. In August 2006, the managing general partner agreed to pay 100% of the costs for a working interest in a developmental well located in Terrebonne Parish, Louisiana. The well completed drilling operations in May 2007 and was unsuccessful; however, after reviewing the well logs and other geologic data, the wellbore was re-entered during the fourth quarter of 2007 and successfully sidetracked. Drilling operations were finished during February 2008, and the well began producing in commercial quantities on May 2, 2008 and continues to do so as of September 30, 2009. Reef paid 100% of the costs associated with the drilling of the unsuccessful well and the subsequent drilling of the successful sidetrack of this well. Reef also agreed to pay 100% of the cost of a workover attempt performed during February 2008 on one of the Partnership’s developmental wells that had ceased production as a result of high water volumes associated with the natural gas production from the well. This workover was unsuccessful in its attempt to shut-off the water production, and the well was plugged and abandoned.

The Partnership has no plans to participate in additional drilling activities. The Partnership does not operate in any other business segment, and operates solely in the United States. Note 1 to the audited financial statements included in the Partnership’s Annual Report included a section regarding the ability of the Partnership to continue as a going concern, due to recurring losses from operations. The managing general partner continues to consider several options for the Partnership, including the possible sale of marketable assets. The Partnership had net income and positive cash flow during 2008. As a result of the downward movement in crude oil and natural gas prices which occurred during the last half of 2008, the Partnership incurred a net loss and had negative cash flow during the first nine months of 2009.

The table below summarizes Partnership expenditures as of September 30, 2009 by classification of well. Drilling, completion, and facilities costs include $83,389 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$469,549	$4,680,156	$5,149,705
Exploratory wells	139,396	2,917,133	3,056,529
Purchase of royalty interests	523,554	—	523,554
Total	$1,132,499	$7,597,289	$8,729,788

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,916. Reef purchased 25.028 limited partner units, or 5.01% of the total units sold, for $425,475. Investor partners purchased 125.000 units of general partner interest and 349.972 units of limited partner interest for $9,499,441. The Partnership held $68,585 of interest earned during 2004 and 2005 for use in drilling operations. Reef also contributed $380,694 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs, and to reimburse the Partnership for 100% of the drilling and sidetracking costs of a well in Louisiana for which Reef paid 100% of the costs. Organization and offering costs totaled $1,424,916, leaving capital contributions of $8,843,076 available for drilling operations and pre-production administrative costs. The Partnership expended $8,640,195 on prospect and property acquisitions, drilling and completion costs and $112,843 on general and administrative expenses during the drilling phase of operations in connection with the thirteen wells and the royalty purchase described above, and the well for which Reef paid 100% of the cost. Drilling operations were completed in February 2006 on the thirteen wells drilled with the capital raised by the Partnership, and drilling operations were completed in February 2008 on the additional well and sidetrack for which Reef paid 100% of the costs.

The Partnership’s drilling program is complete, and, as a result, no new wells began production operations during this quarter.  The Thomas H Miller #1 well in Live Oak, Texas was shut in during the third quarter of 2009 and is expected to be plugged and abandoned. The Partnership currently has four remaining productive wells.

The Partnership has working capital of $5,579 at September 30, 2009.  Subsequent to expending the initial available partner capital contributions on prospect and property acquisitions and drilling and completion costs of Partnership wells, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales from productive properties processed by RELP, offset by joint interest and overhead charges processed by and payable to RELP, which the Partnership uses to pay quarterly cash distributions to investors.

During 2008 the Partnership generated net income and positive cash flow, primarily due to a new well which began production operations during May 2008, a second well which underwent a successful workover in 2007, and the increase in  crude oil and natural gas prices during 2008. However, during the latter half of 2008, prices began moving downward. While oil prices have begun to recover beginning with March 2009 sales, gas prices continued to decline during the second quarter and recovered only slightly during the third quarter of 2009. For the remainder of 2009, management does not expect to see a return to the average pricing levels received during 2008. Because the ability of the Partnership to generate positive cash flows during 2009 will primarily depend upon crude oil and natural gas pricing, management expects the Partnership’s cash flows to decline compared to 2008. The Partnership did not generate positive cash flow during the first nine months of 2009. The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets and dissolution of the Partnership, as a result of the recurring losses incurred over the past several years, the erosion of partnership equity, and the lack of significant cash flows from operations.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and oil and natural gas prices for the periods indicated. Equivalent barrels of oil (“EBO”) are computed by converting 6 MCF of natural gas to 1 barrel of crude oil.

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Sales volumes:
Oil (Barrels)	439	334	1,345	859
Natural gas (Mcf)	2,914	4,280	10,120	13,068

Average sales prices received:
Oil (Barrels)	$59.21	$116.28	$47.84	$114.04
Natural gas (Mcf)	$3.60	$12.04	$4.10	$11.22

The Partnership owned interests in four productive wells during the third quarter of 2009 compared to five productive wells during the third quarter of 2008. The Thomas H Miller #1 well in Live Oak, Texas was shut in during the third quarter of 2009.  The decrease in natural gas sales volumes in the third quarter of 2009 is primarily due to no production from the Thomas H Miller #1 well and decreased production from the State Tract 284 #1 well in Nueces County, Texas.  The increase in oil sales volumes during the third quarter of 2009 compared to the third quarter of 2008 is directly due to the ROB L RA SUA CL&F #1 well located in Terrabonne Parish, Louisiana (the “Gumbo II” well), which sold 280 barrels of crude oil during the third quarter of 2009, compared to 184 barrels of crude oil during the third quarter of 2008.

Net proved reserves decreased overall from September 30, 2008 to September 30, 2009. Net proved crude oil and natural gas reserves at September 30, 2009 and 2008 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover these proved reserves at September 30, 2009. At September 30, 2009, all of the Partnership’s proved reserves are classified as proved producing reserves. All of the Partnership’s reserves are located in the United States. Net proved crude oil and natural gas reserves of the Partnership at September 30, 2009 and 2008 are detailed below.

Net proved reserves	Oil (BBL)	Gas (MCF)
September 30, 2009	3,311	53,823
September 30, 2008	3,926	72,916

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

The Partnership has a net loss of $65,293 for the three month period ended September 30, 2009, compared to net income of $42,825 for the three month period ended September 30, 2008.

The Partnership incurred a property impairment expense of $46,678 during the three month period ended September 30, 2009 and $0 during the three month period ended September 30, 2008. Depletion expense decreased from $15,822 for the third quarter of 2008 to $10,419 for the third quarter of 2009. This is a result of decreased sales volumes for the third quarter of 2009.

The Partnership owned interests in four productive wells during the third quarter of 2009 compared to five productive wells during the third quarter of 2008. The Thomas H Miller #1 well in Live Oak, Texas was shut in during the third quarter of 2009. The final Partnership successful well, the Gumbo II, began production during May 2008 and continued to be productive during the third quarter of 2009.  The oil and natural gas sales from the Gumbo II well partially offset the decline in sales from the other properties; however, sales volumes decreased overall due to the lack of production at the Thomas H Miller #1 well.  Sales prices for crude oil and natural gas began declining during the third quarter of 2008, and the average sales prices for the third quarter of 2009 remained down from third quarter 2008 levels. In comparison with prices received during the third quarter of 2008, oil prices have declined by 49.1%, to an average price of $59.21 for the third quarter of 2009. Gas prices declined by 70.1%, to an average price of $3.60 per MCF this quarter, compared to an average price of $12.04 received for the third quarter of 2008. As a result, total sales revenues declined by 59.6% for the third quarter of 2009.

Lease operating expenses increased from $12,055 during the third quarter of 2008 to $12,312 during the third quarter of 2009. The increase is due to normal fluctuations in operating activities.

General and administrative costs increased from $13,133 incurred during the third quarter of 2008 to $30,582 incurred during the third quarter of 2009, primarily due to direct costs charged to the Partnership, as well as the timing of audit and legal fees.  The administrative overhead charge to the Partnership for the quarter ended September 30, 2009 decreased along with revenues and expenses during the period, from $7,909 in the third quarter of 2008 to $4,451 in the third quarter of 2009.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

The Partnership had a net loss of $133,719 for the nine month period ended September 30, 2009, compared to net income of $78,221 for the nine month period ended September 30, 2008.

The Partnership incurred property impairment expense of $0 during the nine month period ended September 30, 2008 and $52,189 for the nine months ended September 30, 2009. Depletion expense decreased from $43,757 for the nine months ended September 30, 2008 to $35,890 for the nine months ended September 30, 2009. The net effect of these two non-cash items was additional expense of approximately $44,322 incurred during the first nine months of 2009.

The Partnership owned interests in four productive wells during the nine months ended September 30, 2009 compared to five productive wells during the nine months ended September 30, 2008. The Thomas H Miller #1 well in Live Oak, Texas was shut in during the third quarter of 2009. The final Partnership successful well, the Gumbo II well, began production during May 2008 and was productive during the first nine months of 2009. The oil sales from the Gumbo II well were enough to offset the decline in sales from the other properties. Sales volumes on an EBO basis remained consistent overall due to the production at the Gumbo II well, which offset the decline in production on the Thomas H Miller #1 well.  Sales prices for crude oil and natural gas began declining during the third quarter of 2008, and the average sales prices for the first nine months of 2009 remained down from 2008 levels. In comparison with prices received during the first nine months of 2008, oil prices have declined by 58.1%, to an average price of $47.84 for the first nine months of 2009. Gas prices declined by 63.5%, to an average price of $4.10 per MCF for the first nine months of 2009, compared to an average price of $11.22 received for the first nine months of 2008. As a result, total sales revenues declined by 56.8% for the first nine months of 2009.

Lease operating expenses increased from $36,016 during the first nine months of 2008 to $46,507 during the first nine months of 2009. The primary factor of the increase is due to an increase in gas marketing costs of approximately $4,500 on the Gumbo II well along with the State Tract 284 #1 well, located in Nueces County, Texas.  Additional increases of $5,700 relate to normal operating expenses on the Gumbo II well, which began production in May of 2008.

General and administrative costs increased from $68,181 incurred during the first nine months of 2008 to $96,224 incurred during the first nine months of 2009, primarily due to increases in direct costs charged to the Partnership, as well as the timing of audit and legal fees. Effective April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and actual capital costs incurred.  The administrative overhead charged to the Partnership for the nine months ended September 30, 2009 was $15,191 compared to $16,549 charged for the nine months ended September 30, 2008.

While oil prices have began trending upward beginning with March 2009 sales, gas prices continued to decline during the second quarter of 2009 and recovered only slightly during the third quarter of 2009.  As such, the Partnership expects to incur a loss during the fourth quarter based upon current prices.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-93399) and declared effective May 31, 2001, Reef filed a post-effective amendment to the Registration Statement on behalf of the Program on September 14, 2001. On January 10, 2002 Reef filed a final prospectus and commenced the offering of units in the Program. All sales of Partnership units were made through the Program's dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The Program filed a prospectus supplement describing the Partnership on September 21, 2004 and commenced offering units. Under the terms of the offering, a minimum of 50 Partnership units at a price of $20,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on November 10, 2004. The Partnership offering consisted of 375 units of limited partner interest and 125 units of general partner interest. The offering period ended on December 2, 2004, at which time all 500 allowable units had been sold. Investor partners purchased 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. Reef also contributed 1% of all leasehold, drilling, and completion costs as incurred, and reimbursed the Partnership 100% of the costs of drilling an unsuccessful development well and 100% of the costs of drilling and completing a successful sidetrack to the unsuccessful developmental well in Louisiana. Reef paid the Partnership $380,694 in connection with these obligations. Reef also retained interest income earned by the Partnership totaling $68,585 to be used during the drilling phase of operations.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,843,076 available for Partnership oil and gas operations. As of September 30, 2009, the Partnership had expended $8,640,195 on property acquisitions and $112,843 on pre-production general and administrative expenses. The remainder has been retained for plugging and abandonment costs of productive wells. Drilling operations have been completed on the 13 prospects owned by the Partnership, and the Partnership has no plans to conduct further development operations on any Partnership prospect.

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

REEF GLOBAL ENERGY IV, L.P.

By:	Reef Oil & Gas Partners, L.P. Managing General Partner

By:	Reef Oil & Gas Partners, GP, LLC

Dated: November 16, 2009	By:	/s/ Michael J. Mauceli
Michael J. Mauceli Manager and Member (principal executive officer)

Dated: November 16, 2009	By:	/s/ David M. Tierney
David M. Tierney Treasurer and Principal Accounting Officer Reef Exploration, L.P. (principal financial and accounting officer)

EXHIBIT INDEX

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.