Form 10-K
period 2009-12-31
Reef Global Energy IV, L.P.
filed 2010-04-02
CIK 1303804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes ☐  No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 31, 2010, the registrant had 25.028 units held by the managing general partner, and 474.972 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY IV, L.P.
ANNUAL REPORT ON FORM10-K FOR THE YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

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

During 2004 and 2005, the Partnership acquired working interests in eight developmental and five exploratory prospects located in Texas, Louisiana, and in U.S coastal waters in the Gulf of Mexico.  The Partnership participated in the drilling of 13 wells on these prospects during 2004 thru 2007. The Partnership purchased a minority non-operated working interest in these prospects.  Reef purchased additional interests in certain Partnership prospects for some of the other partnerships it manages. The additional interest purchased by Reef on nine of the Partnership prospects was large enough that Reef Exploration L.P. (RELP), an affiliate of Reef formed in 2005, currently serves as prospect operator.

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

Acquisition and Drilling of Undeveloped Prospects

The Partnership purchased working interests in eight developmental and five exploratory prospects. A "prospect" is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect is characterized as "exploratory" or "developmental" based upon the type of well to be drilled on the prospect.  A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir. Thirteen wells were drilled on the prospects acquired by the Partnership.

The Partnership prospects were acquired pursuant to an arrangement in which the Partnership purchased part of the working interest. A working interest bears a specified portion of the costs of development, operation and maintenance. A working interest is subject to landowners' royalty interests and may be subject to other royalty interests payable to unaffiliated third parties. Where the Partnership acquired less than 100% of the working interest, costs were reduced proportionately.  The Partnership's limited partnership agreement (the Partnership Agreement) prohibits Reef or any of its affiliates from retaining any overriding royalty interest, that is, any royalty interest that would be paid out of the Partnership's working interest, in any working interest purchased by the Partnership. The Partnership is a non-operator working interest owner in all prospects purchased by the Partnership.

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

Drilling and Completion Phase of Operations

On all prospects currently operated by RELP, drilling operations were contracted to independent third party drillers, and the costs of the wells to the Partnership were determined by actual third party costs, plus monthly operator fees charged at the competitive rate for the geographical area where the wells are located.

The Partnership generally pays drilling and completion costs as incurred. Wells drilled that failed to result in the discovery of commercial quantities of crude oil or natural gas were plugged and abandoned in accordance with applicable regulations. Two of the developmental wells and four of the exploratory wells drilled by the Partnership were unsuccessful.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership drilled seven successful wells, of which six were developmental wells and one was an exploratory well. Of the seven successful wells drilled by the Partnership, two are productive at December 31, 2009.

The Partnership also has two additional wells that are productive at December 31, 2009, for a total of four productive wells as of December 31, 2009.  These two wells are the well for which Reef paid 100% of the costs, and a well in which the Partnership purchased a royalty interest.

The Partnership has entered into agreements with third party marketers to sell the crude oil and/or natural gas produced from successful wells on a competitive basis at the best available terms and prices.  Generally, purchase contracts for the sale of crude oil are cancelable on 30 days' notice, but purchase contracts for the sale of natural gas may have a longer term. In certain instances the Partnership, as a minority non-operated working interest owner, has elected to permit the operator of the well to enter into sales and marketing agreements with third party purchasers.

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not and does not expect to engage in commodity futures trading or hedging activities, or to enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership's results of operations.  See "Item 7A. — Quantitative and Qualitative Disclosure About Market Risk."

The Partnership's share of revenue from productive wells is burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs. These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations. The Partnership deducts operating expenses from the production revenue for the corresponding period.

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2009, two marketers and one operator accounted for 25.3%, 18.5%, and 54.9% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2008, three marketers and one operator accounted for 34.2%, 17.9%, 11.0%, and 29.7% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2007, four marketers and one operator accounted for 41.0%, 17.2%, 16.8%, 13.4%, and 10.7% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen's compensation insurance policies obtained by RELP. Such insurance, however, may not be sufficient to cover all liabilities.  Each unit held by general partners represents an open-ended security for unforeseen events such as blowouts, lost circulation, stuck drill pipe, etc. that may result in unanticipated additional liability materially in excess of a general partner's initial investment in the Partnership.

The Partnership is a named insured under various insurance policies and intends to maintain such policies subject to its analysis of their premium costs, coverage and other factors.  In the exercise of Reef 's fiduciary duty as managing general partner, Reef has obtained insurance on behalf of the Partnership to provide the Partnership with such coverage as Reef believes is sufficient to protect the investor partners against the foreseeable risks of drilling and production.  Reef reviewed the Partnership insurance coverage prior to commencing drilling operations and periodically evaluates the sufficiency of insurance. In no event will the Partnership maintain public liability insurance of less than two times the Partnership's capitalization. Subject to the foregoing, Reef may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as Reef deems appropriate under the circumstances, which may vary materially.

In accordance with the Partnership Agreement of the Partnership, all general partner units held by investors were converted into limited partner units during the third quarter of 2008. At that time, Reef amended the Certificate of Limited Partnership to effectuate the conversion of the interest of the former non-Reef general partners to that of a limited partner. Non-Reef general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date. However, non-Reef general partners that converted to limited partners continue to have unlimited liability regarding partnership activities that occurred prior to their conversion date.

Markets

The marketing of crude oil and natural gas produced by the Partnership is affected by a number of factors that are beyond the Partnership's control and whose exact effect cannot be accurately predicted.  These factors include:

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

Members of the Organization of Petroleum Exporting Countries (OPEC) establish prices and production quotas for petroleum products from time to time with the intent of affecting the global supply of crude oil and reducing, increasing or maintaining certain price levels.  Reef is unable to predict what effect, if any, such actions will have on the amount of or the prices received for crude oil produced and sold from the Partnership's wells.

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

Regulation

The Partnership's operations are affected from time to time in varying degrees by domestic and foreign political developments, and by federal and state laws and regulations.

Regulation of Oil & Gas Activities.  In most areas of operations within the United States the production of crude oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and gas operations. Operators of oil and gas properties are required to have a number of permits to operate such properties, including operator permits and permits to dispose of salt water.  RELP possesses all material requisite permits required by the states and other local authorities in areas where it operates properties. States also control production through regulations that establish the spacing of wells or limit the number of days in a given month a well can produce.  In addition, under federal law, operators of oil and gas properties are required to possess certain certificates and permits such as hazardous materials certificates, which RELP has obtained.

Environmental Matters.  The Partnership's drilling and production operations are subject to environmental protection regulations established by federal, state, and local agencies that may necessitate significant capital outlays that, in turn, would materially affect the financial position and business operations of the Partnership. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed on the Partnership for violating such regulations, the Partnership's operations could be adversely affected.

Climate Change Legislation and Greenhouse Gas Regulation. Studies in recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. Many nations have agreed to limit emissions of greenhouse gases (GHGs) pursuant to the United Nations Framework Convention on Climate Change, and the Kyoto Protocol. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of crude oil, natural gas, and refined petroleum products, are considered GHGs regulated by the Kyoto Protocol. Although the United States is currently not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of GHGs. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for crude oil and natural gas. On December 7, 2009, the Environmental Protection Agency (EPA) issued a finding that serves as the foundation under the Clean Air Act to issue rules that would result in federal GHGs regulations and emissions limits under the Clean Air Act, even without Congressional action. On September 29, 2009, the EPA also issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA. The emissions will be published on a register to be made available on the Internet. These regulations may apply to our operations. The EPA has proposed two other rules that would regulate GHGs, one of which would regulate GHGs from stationary sources, and may affect the oil and gas exploration and production industry and the pipeline industry. The EPA’s finding, the GHG reporting rule, and the proposed rules to regulate the emissions of GHGs would result in federal regulation of carbon dioxide emissions and other GHGs, and may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to the oil and gas industry.

Natural Gas Transportation and Pricing.  FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of natural gas. Such deregulated gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. Reef anticipates that all of the natural gas produced by the Partnership's wells will be considered price-decontrolled gas and that the Partnership's natural gas will be sold at fair market value. However, while sales by producers of natural gas can currently be made at unregulated market prices, Congress could reenact price controls in the future.

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

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef. RELP employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost.  See "Item 11 – Executive Compensation."

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Annual Report.  Specifically, the following statements are forward-looking:

•	statements regarding the Partnership's overall strategy for acquiring prospects, including its intent to diversify the Partnership's investments;
•	statements estimating any number or specific type or size of prospects the Partnership may acquire or size of the interest the Partnership may acquire in such prospects;
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

•	any statements using the words "anticipate," "believe," "estimate," "expect" and similar such phrases or words; and
•	any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in ITEM 1A of this Annual Report captioned "Risk Factors." Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 1A.	RISK FACTORS

Our business activities are subject to certain risks and hazards, including the risks discussed below. If any of these events should occur, it could materially and adversely affect our business, financial condition, cash flow, or results of operations. The risks below are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flow, and results of operations. Consequently, you should not consider this list to be a complete statement of all of our potential risks or uncertainties.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm’s opinion on our 2009, 2008, and 2007 financial statements included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since its inception, the Partnership has expended its operating capital on drilling for crude oil and natural gas. The Partnership has completed drilling operations with the original capital raised by the Partnership. In addition, drilling operations have been completed on the wells for which Reef has contributed 100% of the cost. The drilling operations of the Partnership have not resulted in the discovery or exploitation of sufficient crude oil and/or natural gas reserves to recover all of the Partnership’s investment in Partnership wells. The December 31, 2009 estimate of the Partnership’s crude oil and natural gas reserves and future cash flows raises doubts about the future ability of the Partnership to generate crude oil and natural gas revenues in excess of current operating costs at current crude oil and natural gas prices.

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

The financial condition, results of operations, and the carrying value of our oil and gas properties depend primarily upon the prices received for our crude oil and natural gas production. Crude oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from crude oil and natural gas production. The prices for crude oil and natural gas are subject to a variety of factors beyond our control. These factors include:

•	the domestic and foreign supply of crude oil and natural gas; consumer demand for crude oil and natural gas, and market expectations regarding supply and demand;
•	the ability of the members of OPEC to agree to and maintain crude oil price and production controls;
•	domestic government regulations and taxes;
•	the price and availability of foreign exports and alternative fuel sources;
•	weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;
•	political conditions in crude oil and natural gas producing regions, including the Middle East, Nigeria, and Venezuela; and
•	domestic and worldwide economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties.  Approximately 69.5% of the Partnership’s estimated proved reserves at December 31, 2009 were natural gas, and, as a result, our financial results are more sensitive to fluctuations in natural gas prices.

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

The recent global economic downturn could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries around the world have experienced an economic downturn which could impact the industry in 2010 and beyond. The economic downturn has had an adverse impact on demand and pricing for crude oil and natural gas. A continuation of the economic downturn could have a further negative impact on crude oil and natural gas prices. The Partnership’s operating cash flows and profitability will be significantly affected by declining crude oil and natural gas prices. Further declines in crude oil and natural gas prices may also impact the value of our crude oil and natural gas reserves, which could result in future impairment charges to reduce the carrying value of the Partnership’s oil and gas properties.

We are subject to substantial operating risks that may adversely affect the results of operations.

There are numerous hazards involved in the drilling and operation of oil and gas wells, including blowouts involving possible damages to property and third parties, bodily injuries, mechanical failures, explosions, uncontrollable flows of crude oil, natural gas or well fluids, fires, formations with abnormal pressure, pollution, releases of toxic gas and other environmental hazards and risks. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks inherent to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the general partners. Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient. In that case Partnership assets may have to be sold to pay personal injury and property claims and the cost of controlling blowouts or replacing damaged equipment rather than for drilling activities.

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

Securities and Exchange Commission (SEC) rules require the Partnership to present annual estimates of reserves. Reservoir engineering is a subjective process of estimating the recovery from underground accumulations of crude oil and natural gas that cannot be precisely measured, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2009 are based upon the 12-month un-weighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

The Partnership Agreement limits Reef's liability to each partner and the Partnership and requires the Partnership to indemnify Reef against certain losses.

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

Production will decline. It is not possible to predict the life and production of any well. The actual life could differ from that which is anticipated. Sufficient crude oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment. In addition, production from the Partnership's oil and gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well's initial production.

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

None.

ITEM 2.	PROPERTIES.

Drilling Activities and Productive Wells

The Partnership focused its drilling operations in Texas, Louisiana, and in U.S. coastal waters of the Gulf of Mexico. With the available Partnership capital, the Partnership purchased interests in 13 prospects. Seven prospects were in Louisiana, five were in Texas, and one was located in the Gulf of Mexico off of the Texas coast. The Partnership also purchased a royalty interest in a field in Louisiana with three productive wells, one of which remains productive as of the date of this report. The Partnership drilled three wells in this field, of which two were unsuccessful and one was successful but has ceased production. The Partnership drilled 13 wells on its 13 prospects. Two developmental and four exploratory wells were unsuccessful. These six wells were located in Galveston County, Texas, in Jefferson, St. Charles, Plaquemines, and Acadia Parish, Louisiana, and in the Gulf of Mexico. The Partnership completed six successful developmental wells on six developmental prospects, of which one is currently productive. Five of the developmental wells have ceased production and have or will be plugged and abandoned. The current productive well is located in Nueces County, Texas. The five wells that have ceased production are located in Jefferson, Acadia, and Cameron Parish, Louisiana and Live Oak County, Texas (two wells). The Partnership also completed one successful exploratory well in Galveston County, Texas that remains productive. Drilling operations were completed during 2006 with the capital raised by the Partnership.

In August 2006, Reef agreed to pay 100% of the costs for a working interest in a developmental well in Terrebonne Parish, Louisiana. Though the initial well was unsuccessful, the well was re-entered and successfully side-tracked beginning in October 2007. The well began production operations in May 2008 and is currently productive. The costs of the original well and the successful side-track, totaling approximately $184,000, were paid by the Partnership and then reimbursed to the Partnership through additional capital contributions to the Partnership made by Reef. No Partnership funds were expended in connection with the original drilling and successful side-tracking of this well.

The Partnership has no plans to conduct additional drilling operations on any Partnership prospect and has no plans to acquire additional prospects.

Proved Crude Oil and Natural Gas Reserves

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2009 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to periods prior to 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2009 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of December 31, 2009, 2008, and 2007 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2007	3,175	74,811
Net proved reserves as of December 31, 2008	5,781	83,173
Net proved reserves as of December 31, 2009	4,510	61,620

The standardized measure of discounted future net cash flows as of December 31, 2009 is computed by applying the 12-month average beginning-of-month price for the year, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows as of December 31, 2008 and 2007 is computed by applying year-end prices, costs, and legislated tax rates and a discount factor of 10% to net proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2007	$356,210
Standardized measure of discounted future net cash flows as of December 31, 2008	$339,744
Standardized measure of discounted future net cash flows as of December 31, 2009	$247,420

During the years ended December 31, 2009, 2008, and 2007, the Partnership recorded property impairment costs totaling $52,189, $0, and $56,256 as a result of the net capitalized costs of oil and gas properties exceeding the standardized measure of discounted future net cash flows.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum consulting company, Forrest A. Garb & Associates, Inc. (FGA), of Dallas, Texas, to prepare its December 31, 2009 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2009. The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. FGA is an independent firm of petroleum engineers and geologists. They do not own an interest in any of our properties, and are not employed on a contingent fee basis. FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

The Partnership used an independent petroleum engineer, Gleason Engineering, of Arlington, Texas, to prepare its December 31, 2008 and 2007 estimates of net proved crude oil and natural gas reserves.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US GAAP.

Reef maintains a staff of petroleum engineers who work with FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our engineering personnel. Reserve estimates are prepared by FGA. Our engineering personnel meet regularly with FGA’s representative to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Byron H. (Howard) Dean, Manager – Acquisitions and Divestitures of RELP, is the petroleum engineer primarily responsible for overseeing the preparation of reserve estimates by FGA. Mr. Dean is a registered petroleum engineer with over thirty years of industry experience in oil and gas operations and reservoir engineering. He is an active member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. Any significant reserve changes are approved by Mr. Dean and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

ITEM 3.	LEGAL PROCEEDINGS.

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.	Reserved.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2009, the Partnership had one managing general partner, and 377 investor limited partners. Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investor partners were converted into limited partner units during the 3rd quarter of 2008. Reef holds a total of 25.028 limited partner units and the investor partners hold 474.972 limited partner units. No established trading market exists for the units.

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

The Partnership did not repurchase any units in 2009, 2008, and 2007 and has not adopted a unit repurchase program.

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-93399) and declared effective May 31, 2001, Reef filed a post-effective amendment to the Registration Statement on behalf of the Program on September 14, 2001. On January 10, 2002 Reef filed a final prospectus and commenced the offering of units in the Program. All sales of Partnership units were made through the Program's dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The Program filed a prospectus supplement describing the Partnership on September 21, 2004 and commenced offering units. Under the terms of the offering, a minimum of 50 Partnership units at a price of $20,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on November 10, 2004. The Partnership offering consisted of 375 units of limited partner interest and 125 units of general partner interest. The offering period ended on December 2, 2004, at which time all 500 allowable units had been sold. Investor partners purchased 349.972 limited partner units and 125 general partner units. Reef purchased 25.028 limited partner units, equaling 5.01% of the total Partnership units sold. Total offering proceeds were $9,924,916. Reef also contributed 1% of all leasehold, drilling, and completion costs as incurred, and reimbursed the Partnership 100% of the costs of drilling an unsuccessful development well and 100% of the costs of drilling and completing a successful sidetrack to the unsuccessful developmental well in Louisiana. Reef has paid the Partnership $273,440 in connection with these obligations. Reef also retained interest income earned by the Partnership totaling $68,585 to be used during the drilling phase of operations.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving capital contributions of $8,842,025 available for Partnership oil and gas operations. As of December 31, 2009, the Partnership had expended $8,640,194 on property acquisitions and $112,843 on general and administrative expenses. The remainder of $88,988 has been retained for plugging and abandonment costs of productive wells. Drilling operations have been completed on the 13 prospects owned by the Partnership, and the Partnership has no plans to conduct further development operations on any Partnership prospect.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,
	2009	2008	2007	2006	2005
Financial Data
Revenue	$153,080	$315,781	$231,283	$311,888	$113,465
Interest income	741	762	1,155	7,175	54,820
Costs and expenses	(275,512)	(250,388)	(307,424)	(3,260,326)	(5,554,339)
Net income ( loss)	(121,691)	66,155	(74,986)	(2,941,263)	(5,386,054)

Allocation of net income ( loss):
Managing general partner	$(80,669)	$(45,797)	$(28,494)	$(161,672)	$(325,236)
General partner units	—	15,302	(12,235)	(731,514)	(1,331,873)
Limited partner units	(41,022)	96,650	(34,256)	(2,048,077)	(3,728,945)
Net loss per managing general partner unit	(3,223.15)	(1,829.83)	(1,138.48)	(6,459.63)	(12,994.92)
Net income (loss) per general partner unit	—	122.41	(97.88)	(5,852.12)	(10,654.98)
Net income (loss) per limited partner unit	(86.36)	235.70	(97.88)	(5,852.12)	(10,654.98)

Total assets	232,550	352,067	228,326	304,718	3,482,185
Distributions to managing general partner	1,444	7,206	2,170	12,952	11,066
Distributions to investor partners	22,806	113,794	34,280	89,298	60,534
Distributions per general partner unit	—	81.18	72.17	188.01	127.45
Distributions per limited partner unit	48.02	239.58	72.17	188.01	127.45
Distributions per managing general partner unit	57.70	287.92	86.70	517.50	442.14

Operating Data
Annual production:
Gas (MCF)	14,000	19,016	22,447	32,636	11,019
Oil (BBL)	1,727	1,305	795	1,014	212

Average sales price:
Gas (per MCF)	$4.43	$9.88	$7.77	$7.55	$9.20
Oil (per BBL)	$52.76	$97.98	$71.45	$64.58	$57.28

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In applying the full cost method at December 31, 2009, we perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of  unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2009, 2008, and 2007, the Partnership recognized property impairment expense of proved properties totaling $52,189, $0, and $56,256, respectively.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at December 31, 2009, 2008 and 2007, utilizing prices and costs as promulgated by the SEC. Reserve engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved crude oil and natural gas reserves and is computed using the units-of-production method based upon this estimate of proved reserves. During the years ended December 31, 2009, 2008, and 2007, the Partnership had depreciation, depletion, and amortization expense totaling $43,995, $59,234, and $62,949, respectively.

Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations. During the years ended December 31, 2009, 2008, and 2007, the Partnership recognized $0, $410, and $0 of asset retirement obligations and additional capitalized cost in connection with successful wells drilled by the Partnership.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2009, 2008, and 2007, the Partnership had no material gas imbalance positions.

Recently Adopted Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The changes are designed to modernize the requirements for the determination of crude oil and natural gas reserves, aligning them with current practices and updating them for changes in technology. The effect of applying the un-weighted arithmetic average of the first-day-of-the-month commodity prices for the preceding 12-month period, compared to the use of end-of-period prices and costs, decreased net proved reserves by 11.1%. The standardized measure of discounted future net cash flows for the year ended December 31, 2009 was lower by $167,140 as a result of using the new rule as compared to amounts calculated using the previous rules. The effect of applying the new rule resulted in increased depletion expense of $713 but no additional impairment expense.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The accounting standards codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership now describes the authoritative guidance used within the footnotes but no longer uses numerical references. The accounting standards codification does not change or alter existing US GAAP, and there has been no expected impact on the Company’s financial position, results of operations or cash flows.

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

Subsequent Events

In May 2009, the FASB issued new guidance on accounting for subsequent events.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Partnership adopted the provisions of this guidance for the period ended June 30, 2009. In February 2010, the FASB issued an update to this guidance. Among other provisions, this update provides that an entity that is a SEC filer is not required to disclose the date through which subsequent events have been evaluated. The Partnership adopted the provisions on its effective date of February 24, 2010. There was no impact on the Partnership’s operating results, financial position or cash flows.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,916. Investor partners purchased 125 general partner units and 349.972 limited partner units for $9,499,441. Reef purchased 25.028 units, or 5.01% of the total units sold, for $425,475. As of December 31, 2009, Reef has also contributed $273,440 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs, and to reimburse the Partnership for 100% of the drilling costs of an unsuccessful developmental well in Louisiana, and 100% of the drilling and completion costs for a successful sidetrack of this developmental well. The Partnership also retained $68,585 of interest income earned for use during the drilling phase of operations.  Organization and offering costs totaled $1,424,916, leaving capital contributions of $8,842,025 available for Partnership activities.

The Partnership Agreement does not allow the Partnership to borrow funds or issue partner assessments during the drilling phase of its operations. Therefore, the $8,842,025 was the total amount available to the Partnership for drilling and administrative costs during the drilling phase of its operations. As of December 31, 2009, drilling operations had been completed on the 13 wells drilled by the Partnership, and also on the developmental well and sidetrack to the developmental well for which Reef is reimbursing 100% of drilling and completion costs to the Partnership. The Partnership expended $8,640,194 on prospect and property acquisitions, drilling and completion costs and $112,843 on general and administrative expenses during the drilling phase of operations. The Partnership retained $88,988 for plugging and abandonment costs of productive wells.

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

The Partnership has working capital of $29,392 at December 31, 2009. Subsequent to expending the initial available Partnership capital contributions on prospect and property acquisitions and drilling and completion costs of Partnership wells, the Partnership has minimal working capital, consisting primarily of cash flow from productive properties utilized to pay cash distributions to investors.

During 2006, Reef contributed a working interest in a well to the Partnership and agreed to pay all costs associated with the drilling and equipping of the well. The well is located in Terrebonne Parish, Louisiana. The initial drilling operations were completed in May 2007 and the well was unsuccessful, however, after reviewing the well logs and other geologic data, the wellbore was re-entered during the fourth quarter of 2007 and successfully sidetracked. Sidetrack drilling operations were completed during February 2008 and the well began production operations in May 2008. A workover of an existing Partnership well that was a significant producing well during 2006 but was shut-in for most of 2007 as a result of high water volumes was performed in February 2008 in an attempt to open a new productive zone. The workover was unsuccessful, and the well was plugged and abandoned. A third partnership well was successfully re-completed in a new productive zone in June 2007, and production volumes from the well were increased.

The success of the two projects above, combined with significant increases in the average prices received for crude oil and natural gas during 2008, enabled the Partnership to operate with positive cash flow levels during 2008. During the latter half of 2008, prices began moving downward to a level which reached a low point during the first quarter of 2009. While management does not expect to see a return to the average pricing levels received during 2008, there was positive movement of prices during 2009. Sales of crude oil and natural gas from productive wells declined on an equivalent barrel of crude oil basis by approximately 10% from 2008 to 2009. The ability of the Partnership to generate positive cash flows during 2010 will primarily depend upon crude oil and natural gas pricing. The Partnership is expected to generate positive cash flows during the first quarter of 2010. The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets and dissolution of the Partnership, as a result of the recurring losses incurred over the past several years, the erosion of partnership equity, and the lack of significant cash flows from operations.

Results of Operations

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

The Partnership had a net loss of $121,691 for the year ended December 31, 2009, compared to net income of $66,155 for the year ended December 31, 2008. The decline in operating results was primarily due to the decline in average prices received for the Partnership’s crude oil and natural gas production. The average prices received for crude oil sales declined from $97.98 per barrel in 2008 to $52.76 per barrel in 2009, a decrease of 46.2%. The average price received for natural gas sales decreased from $9.88 per MCF in 2008 to $4.43 per MCF received during 2009, a decrease of 55.2%. These decreases in pricing led to an overall 51.5% decrease in sales revenues from $315,781 in 2008 to $153,080 in 2009. Crude oil sales volume increased from 1,305 barrels sold in 2008 to 1,727 barrels sold in 2009. The volume increase was the result of a full year of production from the Partnership’s final well, which began production operations in May 2008. Crude oil sales volume from this well totaled 1,197 barrels during 2009. Natural gas volumes dropped from 19,016 MCF sold in 2008 to 14,000 MCF sold in 2009. While the Partnership had natural gas sales of 6,297 MCF from the well that began production operations in May 2008, two other wells ceased production at the end of 2008, and the Partnership experienced natural production declines from other productive wells. Overall, the Partnership had an approximate 10% decline in total sales volume on an equivalent barrel of crude oil basis.

General and administrative costs decreased from $115,784 incurred during the year ended December 31, 2008 to $109,641 incurred during the year ended December 31, 2009. Effective April 1, 2008 Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and actual capital costs incurred. Accordingly, the administrative overhead charge to the Partnership decreased along with revenues and expenses during the period, from $40,593 in the year ended December 31, 2008 to $20,120 for the year ended December 31, 2009.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

The Partnership had net income of $66,155 for the year ended December 31, 2008, compared to a net loss of $74,986 for the year ended December 31, 2007. The improvement in operating results was primarily due to sales prices received for the Partnership’s crude oil and natural gas production. The average price received for crude oil sales jumped from $71.45 per barrel in 2007 to $97.98 per barrel in 2008, an increase of 37.1%. The average price received for natural gas sales increased from $7.77 per MCF in 2007 to $9.88 per MCF received during 2008, an increase of 27.2%. These increases in pricing led to an overall 36.5% increase in sales revenues from $231,283 in 2007 to $315,781 in 2008. Crude oil sales volume increased from 795 barrels sold in 2007 to 1,305 barrels sold in 2008. The volume increase was the result of the Partnership’s final well beginning production operations in May 2008. Crude oil sales volume from this well totaled 553 barrels during 2008. Natural gas volumes dropped from 22,447 MCF sold in 2007 to 19,016 MCF sold in 2008. While the Partnership had gas sales of 4,221 MCF from the well that began production operations, the Partnership lost approximately 4,500 MCF from two wells which ceased production during 2008, and experienced natural production declines from other productive wells. The Partnership had one developmental well cease production in January 2008, and had no production during 2008 from a second well which underwent an unsuccessful workover attempt in February 2008.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, 2008, and 2007, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations

The Partnership has no obligations under non-cancelable agreements as of December 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Risk

The Partnership has not borrowed any funds to date. The partnership agreement prohibited bank borrowings during the Partnership's drilling phase of operations. The Partnership is permitted to borrow monies or assess partners for developmental activities on the prospects it has drilled, however, at this time the Partnership has no plans to conduct additional activities on any of its existing prospects. Consequently, the Partnership is subject to interest rate risk solely to the extent that changes in interest rates affect general economic conditions.

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

Assuming the production levels we attained during the year ended December 31, 2009, a 10% change in the price received for our crude oil would have had an approximate $9,100 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have resulted in an approximate $6,240 impact on our natural gas revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The reports of our independent registered public accounting firm, and the Partnership's financial statements, related notes, and supplementary data are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer of the Partnership’s general partner, Reef Oil & Gas Partners, L.P., evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report. Based on that evaluation,  the principal executive officer and principal financial officer of our general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate to allow timely decisions regarding financial disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Partnership has no directors or executive officers. Its managing general partner is Reef Oil & Gas Partners, L.P.

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below.

On January 4, 2010, Reef SWD 2007-A, L.P., an affiliate of Reef for which Reef Oil & Gas Partners, L.P. is the managing general partner, instituted a Federal bankruptcy Chapter 11 proceeding in U.S. Bankruptcy Court, Northern District of Texas. On March 30, 2010, Reef SWD 2007-A, L.P., filed an application with the court to convert the Chapter 11 proceeding to a Chapter 7 proceeding under the U.S. Bankruptcy Code.

Name	Age	Positions and Offices Held
Michael J. Mauceli	53	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
H. Walt Dunagin	52	Executive Vice President and Land Manager of RELP
Byron H. Dean	60	Manager of Acquisitions and Divestitures of RELP
Daniel C. Sibley	58	Chief Financial Officer and General Counsel of RELP
L. Mark Price	47	Controller of RELP and Chief Financial Officer of Pure Reef, L.P.
David M. Tierney	57	Chief Financial Reporting Officer and Treasurer of RELP

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, as well as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served in this position with RELP since January 2006 and has served in this position with its predecessor entity, OREI, Inc. (OREI), since 1987.  Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and natural gas business in 1976 when he joined Tenneco Oil & Gas Company.  Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

H. Walt Dunagin is Executive Vice President and Land Manager of RELP. He has held this position since January 2006 and has served in this position with its predecessor entity, OREI, since 1990. He is responsible for all contracts with other industry partners and all land activities required for exploration, development and production, including lease acquisition, title opinions, curative, permitting, unitization, rights-of-way and environmental issues. A graduate of the University of Mississippi in 1969 with a B.B.A. degree, Walt’s career has also involved land work for ExxonMobil, ChevronTexaco, UNOCAL, Santa Fe Energy and Oryx Energy (now Kerr-McGee). Walt is a member of the Dallas Association of Petroleum Landmen, the Association of International Petroleum Negotiators, and the American Association of Professional Landmen.

Byron H. (Howard) Dean is Manager – Acquisitions and Divestitures of RELP and is responsible for solicitation and technical evaluation of acquisition and development opportunities for Reef. A registered petroleum engineer, Mr. Dean has over 30 years of industry experience with oil and natural gas operations and reservoir engineering, both domestic onshore and offshore. Prior to joining RELP in 2006, Mr. Dean was Senior Petroleum Engineer and Acquisition and Divestiture Specialist for PLS, Inc. in 2006, and Senior Acquisitions Engineer of Noble Royalties, Inc. from 2004 to 2007.  From 1998 to 2004, Mr. Dean was an engineering consultant to H&D Management, and from 1997 to 1998 he was Operations Manager for Hrubetz Oil Company.  Mr. Dean served as Senior Staff Engineer for Coda Energy from 1988 to 1997 and for Santa Fe Minerals from 1983 to 1988.  He was Senior Reservoir Engineer for General American Oil Company from 1979 to 1983, worked for Amoco Production Company from 1974 to 1979, attaining the position of Senior Petroleum Engineer.  He is a 1974 graduate of the University of Texas at Arlington with a Bachelor of Science degree in Civil Engineering. Mr. Dean is an active member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, ADAM Energy Forum, and Texas Independent Producer and Royalty Owners Association.

Daniel C. Sibley became Chief Financial Officer of RELP in March 2010 and General Counsel of RELP in January 2009.  He previously served as Chief Financial Officer of Reef from December 1999 until his appointment to General Counsel of RELP. He also served as Chief Financial Officer for RELP from January 2006 until his appointment to General Counsel of RELP, and had served in this same position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984. Mr. Sibley became a certified public accountant in 1977, but no longer maintains this license.

L. Mark Price is Controller of RELP and Chief Financial Officer of Pure Reef L.P., an affiliate of Reef. Mr. Price was appointed to his position with RELP in March 2010 and to his position with Pure Reef in October 2009. Mr. Price joined RELP in January 2009 as Chief Financial Officer of RELP. He served in that capacity until October 2009 when he became Chief Financial Officer of Pure Reef L.P. He has over twenty-two years of experience working in the oil and gas and manufacturing industries. He previously served as the Chief Financial Officer for The Terramar Group, Inc., an international oil and gas and manufacturing company, beginning in 2007. From 2004 to 2007, he served as the Chief Accounting Officer for Lancer Corporation, an international manufacturing company. Additionally, Mr. Price served as the Chief Financial Officer of Nunn Manufacturing, and for PCLC Asset Management after its acquisition of Nunn Manufacturing in 1998, from 1996 until 2004. Mr. Price received his BBA in accounting and finance from Texas Tech University in 1984 and is a licensed certified public accountant in the state of Texas. In October 2003, Mr. Price filed a personal bankruptcy petition under Chapter 7 in U.S. Bankruptcy Court, Northern District of Texas. On September 30, 2004, the court granted a discharge under §727 of the U.S. Bankruptcy Code.

David M. Tierney, the Chief Financial Reporting Officer and Treasurer of RELP, has been employed by RELP since January 2006 and was previously with its predecessor entity, OREI, Inc., since March 2001.  Mr. Tierney became Chief Financial Reporting Officer of RELP in March 2010 and Treasurer of RELP in May 2009. Prior to that, Mr. Tierney served as Chief Accounting Officer – Public Partnerships of RELP starting in July 2008. From 2001 to 2008, Mr. Tierney was the Controller of the Reef Global Energy Ventures and Reef Global Energy Ventures II partnerships.  Mr. Tierney received a Bachelor's degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant.  Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979.  From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes the items of compensation to be received by Reef as the managing general partner of the Partnership.

Recipient	Form of Compensation	Amount
Managing General Partner	Partnership interest (excluding any partnership interest resulting from the purchase of units)	10% interest
Managing General Partner	Management fee	15% of subscriptions
Managing General Partner and its Affiliates	Direct and administrative costs	Reimbursement at cost
Affiliate of the Managing General Partner	Operator's per-well charges	Competitive prices
Managing General Partner and its Affiliates	Payment for equipment, supplies, marketing, and other services	Cost or competitive prices

Reef's "partnership interest," as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, nor the 1% interest Reef has as the result of its payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs. Reef purchased 5.01% of the outstanding Partnership units. Reef received a 10% interest as managing general partner of the Partnership and a 1% interest as a result of Reef’s payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs for a total of an 11% interest.  This 11% interest was not represented by partnership units. During 2006, Reef voluntarily gave up its 10% interest received for forming the Partnership, and now has only a 1% interest in the Partnership that is not represented by partnership units.  As a result, Reef has a total interest in the Partnership of 5.96%.

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

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2009, 2008, and 2007, the Partnership reimbursed Reef $0, $4,721, and ($1,558), respectively, for technical services costs which have been capitalized as project costs, and $42,468, $44,370, and $16,802, respectively, for administrative costs included as general and administrative expenses.

Operator fees are payable to RELP on the nine prospects where RELP serves as operator. RELP receives fees at the competitive rate in the geographical area of the prospects during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the wells. During the years ended December 31, 2009, 2008, and 2007, the Partnership paid operator fees totaling $4,690, $4,361, and $5,236 to RELP. RELP serves as operator for nine Partnership prospects upon which five successful and four unsuccessful wells were drilled. Of the five successful wells drilled, two are currently producing and three have ceased production.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2009 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

	2009	2008
Audit fees	$48,825	$35,075
Audit related fees	$—	$—
Tax fees	$—	$1,397
Tax related fees	$—	$—

Fees for tax services are for review of the Partnership’s tax return.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheets	F-2
	Statements of Operations	F-3
	Statements of Partnership Equity	F-4
	Statements of Cash Flows	F-5
	Notes to Financial Statements	F-6

	2. Financial Statement Schedules	None

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

Date: April 2, 2010	REEF GLOBAL ENERGY IV, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC
General Partner

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of the general partner of Reef	April 2, 2010
Michael J. Mauceli	Oil & Gas Partners, L.P. (principal executive officer)

/s/ Daniel C. Sibley	Chief Financial Officer	April 2, 2010
Daniel C. Sibley	Reef Exploration, L.P.
(principal financial and accounting officer)

EXHIBIT INDEX

3.1(a)(i)	Certificate of Limited Partnership of Reef Global Energy IV, L.P., dated November 10, 2004.

3.1(a)(ii)
Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy IV, L.P., dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to Form 8-K, SEC File No. 000-53539, as filed with the SEC on September 3, 2008).

3.1(a)(iii)
Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy IV, L.P., dated August 28, 2008 (incorporated by reference to Exhibit 3.1(i)(b) to Form 8-K, SEC File No. 000-53539, as filed with the SEC on September 3, 2008).

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

23.2*	Consent of Forrest A. Garb & Associates, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.

99.1*	Summary Reserve Report of Forrest A. Garb & Associates, Inc.

* Attached herewith

Reef Global Energy IV, L.P.

Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Partners
Reef Global Energy IV, L.P.

We have audited the accompanying balance sheets of Reef Global Energy IV, L.P. (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy IV, L.P. at December 31, 2009, and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective December 31, 2009, the Partnership changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

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

BDO Seidman, LLP

Dallas, Texas
April 2, 2010

Reef Global Energy IV, L.P.
Balance Sheets

December 31,	2009	2008

Assets

Current assets:
Cash and cash equivalents	$91,957	$106,454
Total current assets	91,957	106,454

Oil and natural gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $8,581,474 and $8,470,972	140,593	245,613
Net oil and natural gas properties	140,593	245,613

Total assets	$232,550	$352,067

Liabilities and partnership equity

Current liabilities:
Accounts payable	$1,017	$436
Accounts payable to affiliates	61,548	16,801
Total current liabilities	62,565	17,237

Long-term liabilities:
Asset retirement obligation	93,805	122,213
Total long-term liabilities	93,805	122,213

Commitments and contingencies (Note 5)

Partnership equity
Limited partners	(52,528)	11,300
Managing general partner	128,708	201,317
Partnership equity	76,180	212,617

Total liabilities and partnership equity	$232,550	$352,067

See accompanying notes to financial statements.

Reef Global Energy IV, L.P.
Statements of Operations

	For the Years Ended December 31,
	2009	2008	2007

Revenues	$153,080	$315,781	$231,283

Costs and expenses:
Lease operating expenses	58,866	51,904	59,971
Production taxes	7,916	19,858	14,256
Depreciation, depletion and amortization	43,995	59,324	62,949
Property impairment	52,189	—	56,256
Accretion of asset retirement obligation	2,905	3,519	43,039
General and administrative expenses	109,641	115,783	70,953
Total costs and expenses	275,512	250,388	307,424

Income (loss) from operations	(122,432)	65,393	(76,141)

Other income:
Interest income	741	762	1,155

Net income (loss)	$(121,691)	$66,155	$(74,986)

Net income (loss) per general partner unit	$—	$122.41	$(97.88)
Net income (loss) per limited partner unit	$(86.36)	$235.70	$(97.88)
Net loss per managing general partner unit	$(3,223.15)	$(1,829.83)	$(1,138.48)

See accompanying notes to financial statements.

Reef Global Energy IV, L.P.
Statements of Partnership Equity
	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2006	125.000	$24,716	349.972	$69,198	25.028	$25,524	500.000	$119,438
Partner contributions	—	—	—	—	—	76,245	—	76,245
Partner distributions	—	(9,022)	—	(25,258)	—	(2,170)	—	(36,450)
Net loss	—	(12,235)	—	(34,257)	—	(28,494)	—	(74,986)
Balance at December 31, 2007	125.000	3,459	349.972	9,683	25.028	71,105	500.000	84,247

Distribution amount per partnership unit		$72.17		$72.17		$86.70

Balance at December 31, 2007	125.000	3,459	349.972	9,683	25.028	71,105	500.000	84,247
Partner contributions	—	—	—	—	—	183,215	—	183,215
Partner distributions	—	(10,148)	—	(103,646)	—	(7,206)	—	(121,000)
Net income (loss)	—	15,302	—	96,650	—	(45,797)	—	66,155
Conversion of general partner units into limited partner units (Note 1)	(125.000)	(8,613)	125.000	8,613	—	—	—	—
Balance at December 31, 2008	—	$—	474.972	$11,300	25.028	$201,317	500.000	$212,617

Distribution amount per partnership unit		$81.18		$239.58		$287.92

Balance at December 31, 2008	—	—	474.972	11,300	25.028	201,317	500.000	212,617
Partner contributions	—	—	—	—	—	9,504	—	9,504
Partner distributions	—	—	—	(22,806)	—	(1,444)	—	(24,250)
Net loss	—	—	—	(41,022)	—	(80,669)	—	(121,691)
Balance at December 31, 2009	—	$—	474.972	$(52,528)	25.028	$128,708	500.000	$76,180

Distribution amount per partnership unit		$—		$48.02		$57.70

See accompanying notes to financial statements.

Reef Global Energy IV, L.P.
Notes to Financial Statements

Reef Global Energy IV, L.P.
Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007

Operating Activities
Net income (loss)	$(121,691)	$66,155	$(74,986)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from ARO	(16,994)	(1,096)	—
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	43,995	59,324	62,949
Property impairment	52,189	—	56,256
Accretion of asset retirement obligation	2,905	3,519	43,039
Changes in operating assets and liabilities:
Accounts payable	581	354	(144)
Accounts payable to affiliates	39,264	11,313	(58,380)
Net cash provided by operating activities	249	139,569	28,734

Investing Activities
Property acquisition and development	—	(170,342)	(104,498)
Net cash used in investing activities	—	(170,342)	(104,498)

Financing Activities
Partner capital contributions	9,504	182,463	104,917
Partner distributions	(24,250)	(121,000)	(36,450)
Net cash provided by (used in) financing activities	(14,746)	61,463	68,467

Net increase (decrease) in cash and cash equivalents	(14,497)	30,690	(7,297)
Cash and cash equivalents at beginning of period	106,454	75,764	83,061
Cash and cash equivalents at end of period	$91,957	$106,454	$75,764

Non-cash investing transactions:
Property additions included in accounts payable to affiliates	$5,483	$—	$—
Property additions and asset retirement obligation	$—	$410	$—
Adjustment to asset retirement obligation	$14,319	$18,377	$—
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from or accounts payable to affiliates	$—	$—	$752

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

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (“Reef”) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and non-Reef partners who are general and limited partners (“investor partners”). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest was not represented by Partnership units. In addition, Reef purchased 5.01% of the Partnership units and, therefore, held 5.01% of the 89% interest in the Partnership (4.46%) held by the unit holders. Effective August 1, 2006, Reef reduced the interest it received as compensation for forming the Partnership from 10% to 5%, and effective November 1, 2006 it reduced this interest from 5% to 0%. Therefore, effective November 1, 2006, Reef holds a 1% interest in the partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 1% interest is not represented by Partnership units. Effective November 1, 2006 Reef holds 5.01% of the 99% interest in the Partnership (4.96%) held by the unit holders. The Partnership primarily purchased working interests in exploratory and developmental drilling prospects and drilled oil and gas wells located onshore in the continental United States and in U.S. coastal waters in the Gulf of Mexico. Other partnerships formed as a part of this Program, as well as other private drilling partnerships managed by Reef also own interests in some of these wells. In instances where Reef affiliated entities own a majority working interest in a well, the well may be operated by OREI, Inc. (“OREI”) or Reef Exploration, L.P. (“RELP”), affiliates of the managing general partner.

Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investors other than the managing general partner were converted into limited partner units. This conversion of general partner units into limited partner units occurred during the 3rd quarter of 2008. The additional general partner equity at June 30, 2008 was transferred to limited partner equity, and all income and expense items during the third quarter of 2008 were allocated between the managing general partner and the limited partners.

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

Reef Global Energy IV, L.P.
Notes to Financial Statements (continued)

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership has suffered losses from operations that have utilized a major portion of partnership equity. While the Partnership appears to have adequate liquidity at December 31, 2009, there can be no assurance that such liquidity will remain sufficient.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves, as determined by independent petroleum engineers.  For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl.

Reef Global Energy IV, L.P.
Notes to Financial Statements (continued)

In applying the full cost method at December 31, 2009, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2009, 2008, and 2007, the Partnership recognized property impairment expense of proved properties totaling $52,189, $0, and $56,256, respectively.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Estimates of the Partnership’s proved reserves at December 31, 2008 and 2007 have been prepared and presented using previous SEC rules and accounting standards that required pricing based upon end-of-period commodity prices and costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The proved reserve information included in this report was based upon evaluations prepared by independent petroleum engineers.

Reserves and their relation to estimated future net cash flows impact the Partnership’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. If proved reserve estimates decline, the rate at which depletion expense is recorded increases, reducing net income. A decline in estimated proved reserves and future cash flows also reduces the capitalized cost ceiling and may result in increased impairment expense.

The adoption of the new SEC rules and accounting standards at December 31, 2009 resulted in a downward adjustment of $167,140 to the estimated discounted future cash flows from proved reserves, and in a reduction of 1,840 BOE equivalent of proved reserves. Additionally, the change resulted in additional depletion expense of $713, but no additional impairment expense,  in the fourth quarter of 2009.

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

Reef Global Energy IV, L.P.
Notes to Financial Statements (continued)

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2009 and 2008.

	2009	2008
Beginning asset retirement obligation	$122,213	$137,757
Additions related to new properties	—	410
Accretion expense	2,905	3,519
Retirement related to property abandonment and restoration	(31,313)	(19,473)
Ending asset retirement obligation	$93,805	$122,213

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2009, 2008, and 2007.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2009, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $1.77 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Accounting for Uncertainty in Income Taxes

FASB provides guidance on accounting for uncertainty in income taxes. This guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under this guidance, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent reporting period in which the threshold is no longer met. Penalties and interest are classified as income tax expense.

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2009.

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

Reef Global Energy IV, L.P.
Notes to Financial Statements (continued)

Reclassifications

Certain information provided for prior years has been reclassified to conform to the current year presentation adopted as of December 31, 2009.

Recently Adopted Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by geographical area, using the unweighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  In addition, in January 2010, the FASB issued guidance relating to crude oil and natural gas reserve estimation and disclosures to provide consistency with the new SEC rules.  The Partnership adopted the new standards effective December 31, 2009.  The new standards are applied prospectively as a change in estimate. The effect of applying the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, versus applying the 2009 end-of-period price, decreased net proved reserves by 11.1%. The standardized measure of discounted future net cash flows for the year ended December 31, 2009 was lower by $167,140 using the new rule as compared to amounts calculated using the previous rules.  The effect of applying the new rule resulted in additional depletion expense of $713, but no additional impairment expense.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The accounting standards codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership now describes the authoritative guidance used within the footnotes but no longer uses numerical references. The accounting standards codification does not change or alter existing US GAAP, and there has been no expected impact on the Partnership’s financial position, results of operations or cash flows.

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

Reef Global Energy IV, L.P.
Notes to Financial Statements (continued)

Subsequent Events

In May 2009, the FASB issued new guidance on accounting for subsequent events.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Partnership adopted the provisions of this guidance for the period ended June 30, 2009. In February 2010, the FASB issued an update to this guidance. Among other provisions, this update provides that an entity that is a SEC filer is not required to disclose the date through which subsequent events have been evaluated. The Partnership adopted the provisions on its effective date of February 24, 2010. There was no impact on the Partnership’s operating results, financial position or cash flows.

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

3. Transactions with Affiliates

The Partnership has no employees. RELP, an affiliate of Reef formed in 2005, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the years ended December 31, 2009, 2008, and 2007, the Partnership incurred technical services and administrative costs totaling $42,468, $49,091, and $15,244, respectively. Of these amounts, $0, $4,721, and ($1,558) represent technical services costs capitalized as project costs, and $42,468, $44,370, and $16,802 represent administrative costs included as general and administrative expenses.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling and completion phases of Partnership operations. During the year ended December 31, 2008, this 1% obligation totaled $11. Reef also purchased 5.01% of the Partnership units and pays 5.01% of the 99% of these costs paid by the unit holders (4.96%). In addition, Reef agreed to reimburse the Partnership for the workover of a Partnership well which occurred during the first quarter of 2008, and 100% of the costs of drilling and completing a well in Terrebonne Parish, Louisiana. Reef contributed $380,694 related to these obligations, $9,504 of which was contributed during the year ended December 31, 2009.  Of these total cumulative obligations, $107,254 related to the reimbursement of 100% of the costs of drilling and completing a well in Terrebonne Parish, Louisiana.  Reef has no remaining obligations related to these additional costs subsequent to December 31, 2008.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2009 and 2008, the Partnership owed RELP $61,548 and $16,801, respectively, for joint interest and technical and administrative charges processed in excess of revenues.

Reef Global Energy IV, L.P.
Notes to Financial Statements (continued)

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees are payable to the affiliate. Under such circumstances, such affiliate receives fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the years ended December 31, 2009, 2008, and 2007, the Partnership paid operator fees of $4,690, $4,361, and $5,236, respectively, to RELP in connection with this obligation.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2009, two marketers and one operator accounted for 25.3%, 18.5%, and 54.9% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2008, three marketers and one operator accounted for 34.2%, 17.9%, 11.0%, and 29.7% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2007, four marketers and one operator accounted for 41.0%, 17.2%, 16.8%, 13.4%, and 10.7% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

5. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

6. Partnership Equity

Sales of Partnership units began on September 21, 2004. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 50 units. The Partnership was formed on November 10, 2004, and the sale of Partnership units was closed on December 2, 2004 when all 500 Partnership units were sold. The Partnership raised $9,499,441 from the sale of 474.972 Partnership units to investor partners. Reef purchased the remaining 25.028 units (5.01%) for $425,475. Reef also contributed 1% of all leasehold, drilling, and completion costs as incurred, in addition to having paid its pro rata share (4.96%) of the leasehold, drilling, and completion costs paid by the Partnership. In addition, Reef reimbursed the Partnership for 100% of the costs of drilling an unsuccessful developmental well and 100% of the costs of drilling and completing a successful sidetrack to the unsuccessful developmental well in Louisiana. In connection with these obligations, Reef had contributed $273,440 to the Partnership at December 31, 2009.

The Partnership also retained the interest income earned during 2004 and 2005, totaling $68,585, for use during the drilling phase of the Partnership.

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $1,424,916, leaving net capital contributions of $8,842,025 available for Partnership oil and gas activities. Of the $1,424,916, offering costs were $1,374,916 and organization costs were $50,000.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

7. Partnership Projects

During 2004-2006, the Partnership utilized the $8,640,194 of net capital contributions to drill thirteen wells and to purchase royalty interests in a field in Louisiana with two producing oil and gas properties. The Partnership drilled six successful developmental wells and one successful exploratory well, two of which are still productive, and drilled two developmental dry holes and four exploratory dry holes. One of the royalty interest properties purchased by the Partnership is still productive.

Reef Global Energy IV, L.P.
Notes to Financial Statements (continued)

In August 2006, the managing general partner agreed to pay 100% of the costs for a working interest in a developmental well in Louisiana. The well completed drilling operations in May 2007 and was unsuccessful, however, after reviewing the well logs and other geologic data, the wellbore was re-entered during the fourth quarter of 2007 and successfully sidetracked. Sidetrack drilling operations were completed during February 2008 and the well began production in May 2008. Reef agreed to pay 100% of the cost of the successful sidetrack operations and completion costs. As of December 31, 2009 the Partnership had incurred and been reimbursed $189,303 of costs related to this well. The amounts reimbursed are classified as additional capital contributions on the accompanying balance sheet.

RELP serves as operator of nine of the wells drilled by the Partnership. Four of these wells were unsuccessful and five were successful wells, of which three are still productive at December 31, 2009.

8. Supplemental Information on Oil & Natural Gas Exploration and Production Activities
    (Unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2009	2008	2007

Oil and natural gas properties:
Unproved properties	$—	$—	$—
Proved properties	8,722,067	8,716,585	8,545,833
	8,722,067	8,716,585	8,545,833
Less:
Accumulated depreciation, depletion and amortization	(493,675)	(435,362)	(357,661)
Property impairment	(8,087,799)	(8,035,610)	(8,035,610)
Total	$140,593	$245,613	$152,562

Costs Incurred

The following table sets forth costs incurred in oil and natural gas acquisition, exploration, and development activities during the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Oil and natural gas properties:
Exploration	$262	$1,474	$(24)
Development	5,220	169,278	104,650
Total	$5,482	$170,752	$104,626

Reef Global Energy IV, L.P.
Notes to Financial Statements (continued)

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Oil and gas producing activities:
Oil sales	$91,100	$127,875	$56,780
Natural gas sales	61,980	187,906	174,503
Production expenses	(66,782)	(71,762)	(74,227)
Accretion of asset retirement obligation	(2,905)	(3,519)	(43,039)
Depreciation , depletion and amortization	(43,995)	(59,324)	(62,949)
Property impairment expense	(52,189)	—	(56,256)
Results of producing activities	$(12,791)	$181,176	$(5,188)

Depletion rate per BOE	$10.84	$13.26	$13.88
BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

Recent SEC and FASB Rule Making Activity

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. The Partnership adopted the rules effective December 31, 2009, and the rule changes, including those related to pricing and technology, are included in the Partnership’s reserve estimates. See Note 2, “Summary of Significant Accounting Policies – Modernization of Oil and Gas Reporting.”

In accordance with new SEC rules, estimates of the Partnership’s proved reserves and future net revenues are made using the unweighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12 month period for the year ended December 31, 2009. These prices are held constant in accordance with SEC guidelines for the economic life of the wells included in the reserve report but are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials. Estimated quantities of proved reserves and future net revenues are affected by crude oil and natural gas prices, which have fluctuated significantly in recent years.

The new rules resulted in the use of lower prices at December 31, 2009 for both crude oil and natural gas than would have been used under the previous rules, and resulted in a downward adjustment of approximately 1,840 BOE to our proved reserves as of December 31, 2009, as compared to the old end-of-period prices rule.

Net Proved Developed Reserve Summary

The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firms Forrest A. Garb & Associates, Inc., as of December 31, 2009, and by Gleason Engineering as of December 31, 2008 and 2007.   A copy of the Forrest A. Garb & Associates summary reserve report is included as Exhibit 99.1 to this Annual Report.  Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  At December 31, 2009, all of the Partnership’s reserves are classified as proved developed reserves.  All of the Partnership’s reserves are located in the United States.

Reef Global Energy IV, L.P.
Notes to Financial Statements (continued)

The following table sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2009, 2008, and 2007.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved developed reserves for properties owned by the Partnership:
Reserves at December 31, 2006	1,185	65,178	12,048
Revisions of previous estimates	(252)	(40,471)	(6,997)
New discoveries	3,037	72,551	15,129
Production	(795)	(22,447)	(4,536)
Reserves at December 31, 2007	3,175	74,811	15,644

Revisions of previous estimates	3,911	27,378	8,474
Production	(1,305)	(19,016)	(4,475)
Reserves at December 31, 2008	5,781	83,173	19,643

Revisions of previous estimates	466	(7,553)	(793)
Production	(1,727)	(14,000)	(4,060)
Reserves at December 31, 2009	4,520	61,620	14,790

(1)	Oil includes both oil and natural gas liquids
(2)
BOE (barrels of oil equivalent) is calculated by converting 6 MCF of natural gas to 1 BBL of crude oil. A BBL (barrel) of crude oil is one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

Standardized Measure of Discounted Future Net Cash Flows

Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below.  The Partnership believes such information is essential for a proper understanding and assessment of the data presented.

For the year ended December 31, 2009, future cash inflows are computed by applying the new SEC pricing, which holds constant the unweighted arithmetic average of the first-day-of-the-month prices for crude oil and natural gas over the preceding 12-month period as the price basis for estimating the Partnership’s proved reserves. For the year ended December 31, 2009, calculations were made using average prices of $61.08 per barrel of crude oil and $3.83 per MCF of natural gas. For the years ending December 31, 2008 and 2007, future cash inflows were computed by applying the former SEC pricing rules, which hold constant the end-of-year price for crude oil and natural gas as the price basis for estimating the Partnership’s proved reserves. During 2008, the calculations were made using average prices of $44.60 per barrel of oil and $5.71 per MCF of natural gas.  During 2007, the calculations were made using average prices of $89.16 per barrel of oil and $7.21 per MCF of natural gas. Prices and costs are held constant for the life of the wells, however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

These assumptions used to compute estimated future cash inflows do not necessarily reflect Reef’s expectations of the Partnership’s actual revenues or costs, nor their present worth. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates. Sales prices of both crude oil and natural gas have fluctuated significantly in recent years. Reef, as managing general partner, does not rely upon the following information in making investment and operating decisions for the Partnership.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

Reef Global Energy IV, L.P.
Notes to Financial Statements (continued)

December 31,	2009	2008	2007
Oil and natural gas properties owned by the Partnership:
Future cash inflows	$563,230	$769,676	$789,360
Future production costs	(268,210)	(338,637)	(310,806)
Future development costs	—	—	(8,857)
Future net cash flows	295,020	431,039	469,697
Effect of discounting net cash flows at 10%	(47,600)	(91,295)	(113,487)
Discounted future net cash flows	$247,420	$339,744	$356,210

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2009	2008	2007
Oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$339,744	$356,210	$139,220
Extensions and discoveries	—	—	517,409
Purchase of minerals in place	—	—	—
Net change in sales price, net of production costs	(32,664)	(106,619)	161,491
Revisions of quantity estimates	(14,778)	204,318	(90,401)
Net changes in estimated future development costs	—	(25,096)	10,559
Changes in production timing rates	4,537	115,810	(281,973)
Accretion of discount	33,974	35,621	13,922
Sales net of production costs	(83,393)	(240,500)	(114,017)
Net increase (decrease)	(92,324)	(16,466)	216,990
Standardized measure at end of year	$247,420	$339,744	$356,210