Form 10-Q
period 2010-03-31
Reef Global Energy IV, L.P.
filed 2010-05-12
CIK 1303804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 333-93399-04
___________________

REEF GLOBAL ENERGY IV, L.P.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1654113 (I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas (Address of principal executive offices)	75080-3610 (Zip code)

(972)-437-6792
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

As of May 12, 2010, the registrant had 25.028 units of general partner interest held by the managing general partner, and 474.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.
Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Reef Global Energy IV, L.P.
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$92,001	$91,957
Total current assets	92,001	91,957

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $8,621,675 and $8,581,474	100,700	140,593
Net oil and natural gas properties	100,700	140,593

Total assets	$192,701	$232,550

Liabilities and partnership equity

Current liabilities:
Accounts payable	$423	$1,017
Accounts payable to affiliates	54,547	61,548
Total current liabilities	54,970	62,565

Long-term liabilities:
Asset retirement obligation	60,906	93,805
Total long-term liabilities	60,906	93,805

Partnership equity:
Limited partners	(45,940)	(52,528)
Managing general partner	122,765	128,708
Partnership equity	76,825	76,180

Total liabilities and partnership equity	$192,701	$232,550

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2010	2009

Revenues	$55,629	$31,840

Costs and expenses:
Lease operating expenses	15,589	20,052
Production taxes	1,160	2,451
Depreciation, depletion and amortization	7,958	13,226
Property impairment	--	5,511
Accretion of asset retirement obligation	565	1,264
General and administrative	29,820	22,555
Total costs and expenses	55,092	65,059

Income (loss) from operations	537	(33,219)

Other income:
Interest income	107	266
Total other income	107	266

Net income (loss)	$644	$(32,953)

Net income per limited partner unit	$13.87	$5.46
Net loss per managing general partner unit	$(237.45)	$(808.96)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2010	2009

Operating Activities
Net income (loss)	$644	$(32,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(1,219)	(4,133)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	7,958	13,226
Property impairment	--	5,511
Accretion of asset retirement obligation	565	1,264
Changes in operating assets and liabilities:
Accounts receivable from affiliates	--	(9,594)
Prepaid expenses	--	(8,769)
Accounts payable	(594)	1,260
Accounts payable to affiliates	(7,001)	24,920
Net cash provided by (used in) operating activities	353	(9,268)

Investing Activities
Property acquisition and development	(309)	--
Net cash used in investing activities	(309)	--

Financing Activities
Partner capital contributions	--	9,504
Partner distributions	--	(24,250)
Net cash used in financing activities	--	(14,746)

Net increase (decrease) in cash and cash equivalents	44	(24,014)
Cash and cash equivalents at beginning of period	91,957	106,454
Cash and cash equivalents at end of period	$92,001	$82,440

Supplemental disclosure of non-cash investing transactions:
Property additions included in accounts payable to affiliates	$--	$5,600
Adjustment to asset retirement obligation	$(32,625)	$--

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.
Notes to Condensed Financial Statements (unaudited)
March 31, 2010

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy IV, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2010. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Annual Report”).

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership has suffered losses from operations that have utilized a major portion of partnership equity. While the Partnership appears to have adequate liquidity at March 31, 2010, there can be no assurance that such liquidity will remain sufficient.

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

In applying the full cost method at March 31, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended March 31, 2010 and 2009, the Partnership recognized property impairment expense of proved properties totaling $0 and $5,511, respectively.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2010 and December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value, which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations.

The following table summarizes the Partnership’s asset retirement obligation for the three months ended March 31, 2010 and the year ended December 31, 2009.

	Three months ended March 31, 2010	Year ended December 31, 2009
Beginning asset retirement obligation	$93,805	$122,213
Accretion expense	565	2,905
Retirement related to property abandonment and restoration	(1,219)	(31,313)
Retirement related to disposition of interest in property	(32,245)	--
Ending asset retirement obligation	$60,906	$93,805

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

Reclassifications

Certain information provided for prior years has been reclassified to conform to the current year presentation adopted as of March 31, 2010.

Recently Adopted Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by geographical area, using the unweighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  In addition, in January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance relating to crude oil and natural gas reserve estimation and disclosures to provide consistency with the new SEC rules.  The Partnership adopted the new standards effective December 31, 2009.  The new standards are applied prospectively as a change in estimate.

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

Fair Value Measurement of Liabilities

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities.  The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The new guidance did not have a material effect on the Partnership’s results of operations, financial position or liquidity.

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2010 and 2009, the Partnership incurred no technical services costs, and incurred administrative costs totaling $7,554 and $10,763, respectively, which are included as general and administrative expenses.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling and completion phases of Partnership operations. Reef contributed $380,694 related to these obligations.  Reef also purchased 5.01% of the Partnership units and paid 5.01% of the 99% of these costs paid by the unit holders (4.96%). Reef has no remaining obligations related to these additional costs subsequent to December 31, 2008.

RELP processes joint interest billings and revenues on behalf of the Partnership. At March 31, 2010 and December 31, 2009, the Partnership owed RELP $54,547 and $61,548, respectively, for joint interest and technical service charges processed in excess of net revenues.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2010 and 2009 is detailed below:

For the three months ended March 31, 2010
Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	25.028	$(5,943)	(237.45)
Limited partner units	474.972	6,587	13.87
Total	500.000	$644

For the three months ended March 31, 2009

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	25.028	$(20,247)	(808.97)
Limited partner units	474.972	(12,706)	5.46
Total	500.000	$(32,953)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Partnership’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the related notes thereto, included in the Annual Report.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements made in this Quarterly Report.  Specifically, the following statements are forward-looking:

●
statements regarding the state of the oil and gas industry and the opportunity to profit within the oil and gas industry, competition, pricing, level of production, or the regulations that may affect the Partnership;

●
statements regarding the plans and objectives of Reef for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expects to incur and people and services the Partnership may employ;

●	any statements using the words “anticipate,” “believe,” “estimate,” “expect” and similar such phrases or words; and

●	any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the Partnership’s Annual Report. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

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

The Partnership purchased working interests in eight developmental prospects and participated in the drilling of eight developmental wells on those prospects. The Partnership purchased working interests in five exploratory prospects and participated in the drilling of five exploratory wells on those prospects.  The Partnership also purchased a royalty interest in a field in Louisiana with three productive wells, one of which is still producing as of the date of this report. Drilling operations on these thirteen prospects were completed during February 2006. Six developmental wells were successful, of which one is still productive, and two developmental wells were unsuccessful. One exploratory well was successful and is still productive, and four exploratory wells were unsuccessful. In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria. Since its inception, the Partnership has incurred $8,087,799 of property impairment associated with wells drilled during the drilling phase of operations, and cash flows from successful wells have not been sufficient to provide significant returns to investor partners.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,916. Reef purchased 25.028 limited partner units, or 5.01% of the total units sold, for $425,475. Investor partners purchased 125.000 units of general partner interest and 349.972 units of limited partner interest for $9,499,441. The Partnership held $68,585 of interest income earned during 2004 and 2005 for use in drilling operations. Reef also contributed $273,440 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs, and to reimburse the Partnership for 100% of the drilling and sidetracking costs of a well in Louisiana for which Reef is paying 100% of the costs. Organization and offering costs totaled $1,424,916, leaving capital contributions of $8,842,025 available for Partnership activities. The Partnership expended $8,640,194 on the drilling of fourteen wells (including the well for which Reef paid 100% of costs) and the royalty purchase described above, and $112,843 on general and administrative expenses during its initial drilling and completion phase of operations. The Partnership has expended $178,311 subsequent to its initial drilling and completion phase of operations on workovers and other capital items. Expenditures in excess of available Partnership capital have been recovered from the cash flow from successful wells by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership’s drilling program is complete, and, as a result, no new wells began production operations during this quarter. No Partnership wells ceased production during the quarter. The Partnership currently has four productive wells.

The Partnership has working capital of $37,031 at March 31, 2010.  Subsequent to expending the initial available partner capital contributions on prospect and property acquisitions and drilling and completion costs of partnership wells, the Partnership has minimal working capital, consisting primarily of cash flow from productive properties utilized to pay cash distributions to investors.

During 2009, the Partnership had a net loss and negative cash flow, primarily due to the significant decrease in crude oil and natural gas prices during the first quarter of 2009.  The ability of the Partnership to generate positive cash flows during 2010 will primarily depend upon crude oil and natural gas pricing.  The Partnership generated net income and positive cash flow during the first quarter of 2010.  The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets and dissolution of the Partnership, as a result of the recurring losses incurred over the past several years, the erosion of Partnership equity, and the lack of significant cash flows from operations.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated. Equivalent barrels of oil (“EBO”) are computed by converting 6 MCF of natural gas to 1 barrel of oil.

	For the three months ended March 31,
	2010	2009
Sales volumes:
Oil (Barrels)	464	433
Natural gas (MCF)	3,733	3,153

Average sales prices received:
Oil (Barrels)	$70.57	$35.07
Natural gas (MCF)	$6.14	$5.28

The Partnership had four productive wells during the first quarter of 2010 and five productive wells during the first quarter of 2009. The Partnership had two productive wells during the first quarter of 2009 that accounted for 96.7% of the total sales volume for that quarter. During the first quarter of 2010, sales volumes from these two wells increased by approximately 13.1% on an equivalent barrel of oil basis from 2009 levels, and these two wells account for 99.6% of total sales volumes for the first quarter of 2010.

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for March 31, 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to March 31, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2010 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of March 31, 2010 and 2009 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (BBL)	Gas (MCF)
March 31, 2010	4,221	59,010
March 31, 2009	5,151	72,920

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

The Partnership has net income of $644 for the three month period ended March 31, 2010, compared to a net loss of $32,953 for the three month period ended March 31, 2009.

The Partnership had four productive wells during the first quarter of 2010 and five productive wells during the first quarter of 2009. In particular, the Partnership had two productive wells during the first quarter of 2009 that accounted for 96.7% of the total sales volume for that quarter. During the first quarter of 2010, sales volumes from these two wells increased by approximately 13.1% on an equivalent barrel of oil basis from 2009 levels. In addition, sales prices for crude oil rose by 101.2%, to an average price of $70.57 for the first quarter of 2010. Gas prices rose by 16.3%, to an average price of $6.14 per MCF this quarter, compared to an average price of $5.28 received for the first quarter of 2009. As a result, total sales revenues increased by 74.7% for the first quarter of 2010.

Lease operating expenses decreased from $20,052 during the first quarter of 2009 to $15,589 during the first quarter of 2010. The primary factor in the decrease is decreases in gas marketing costs of approximately $4,500.

General and administrative costs increased from $22,555 incurred during the first quarter of 2009 to $29,820 incurred during the first quarter of 2010, primarily due to the timing of audit and professional fees.  The administrative overhead charge to the Partnership for the three months ended March 31, 2010 decreased from $5,794 in the three months ended March 31, 2009 to $5,416.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, is not required to provide the information required under this item.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation,  the principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding financial disclosure.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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

REEF GLOBAL ENERGY IV, L.P.

	By:	Reef Oil & Gas Partners, L.P. Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC, its general partner

Dated: May 12, 2010	By:	/s/ Michael J. Mauceli
Michael J. Mauceli Manager and Member of the general partner of Reef Oil & Gas Partners, L.P. (Principal Executive Officer)

Dated: May 12, 2010		/s/ Daniel C. Sibley
Daniel C. Sibley Chief Financial Officer and General Counsel of Reef Exploration, L.P. (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.