Form 10-Q
period 2010-06-30
Reef Global Energy IV, L.P.
filed 2010-08-13
CIK 1303804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 333-93399-04

REEF GLOBAL ENERGY IV, L.P.
(Exact name of registrant as specified in its charter)

Nevada	20-1654113
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300	75080-3610
Richardson, Texas	(Zip code)
(Address of principal executive offices)

(972)-437-6792
Registrant’s telephone number, including area code

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

As of August 13, 2010, the registrant had 25.028 units of general partner interest held by the managing general partner, and 474.972 units of limited partner interest outstanding.

Reef Global Energy IV, L.P.
Form 10-Q Index

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy IV, L.P.
Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$92,096	$91,957
Total current assets	92,096	91,957

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $8,629,828 and $8,581,474	92,256	140,593
Net oil and natural gas properties	92,256	140,593

Total assets	$184,352	$232,550

Liabilities and partnership equity

Current liabilities:
Accounts payable	$423	$1,017
Accounts payable to affiliates	55,998	61,548
Total current liabilities	56,421	62,565

Long-term liabilities:
Asset retirement obligation	60,915	93,805
Total long-term liabilities	60,915	93,805

Partnership equity:
Limited partners	(49,026)	(52,528)
Managing general partner	116,042	128,708
Partnership equity	67,016	76,180

Total liabilities and partnership equity	$184,352	$232,550

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009

Revenues	$53,882	$37,467	$109,511	$69,307

Costs and expenses:
Lease operating expenses	5,310	14,143	20,899	34,195
Production taxes	(5,744)	3,139	(4,584)	5,590
Depreciation, depletion and amortization	8,153	12,245	16,111	25,471
Property impairment	—	—	—	5,511
Accretion of asset retirement obligation	9	537	574	1,801
General and administrative	56,058	43,087	85,878	65,642
Total costs and expenses	63,786	73,151	118,878	138,210

Loss from operations	(9,904)	(35,684)	(9,367)	(68,903)

Other income:
Interest income	95	211	202	477
Total other income	95	211	202	477

Net loss	$(9,809)	$(35,473)	$(9,165)	$(68,426)

Net income (loss) per limited partner unit	$(6.50)	$(53.71)	$7.37	$(48.25)
Net loss per managing general partner unit	$(268.59)	$(397.93)	$(506.03)	$(1,206.89)

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2010	2009

Operating Activities
Net loss	$(9,165)	$(68,426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(1,219)	(12,396)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	16,111	25,471
Property impairment	—	5,511
Accretion of asset retirement obligation	574	1,801
Changes in operating assets and liabilities:
Accounts payable	(594)	2,387
Accounts payable to affiliates	(5,550)	45,962
Net cash provided by operating activities	157	310

Investing Activities
Property acquisition and development	(18)	—
Net cash used in investing activities	(18)	—

Financing Activities
Partner capital contributions	—	9,504
Partner distributions	—	(24,250)
Net cash used in financing activities	—	(14,746)

Net increase (decrease) in cash and cash equivalents	139	(14,436)
Cash and cash equivalents at beginning of period	91,957	106,454
Cash and cash equivalents at end of period	$92,096	$92,018

Supplemental disclosure of non-cash investing transactions:
Property additions included in accounts payable to affiliates	$—	$14,066
Adjustment to asset retirement obligation	$(32,625)	$—

See accompanying notes to condensed financial statements.

Reef Global Energy IV, L.P.
Notes to Condensed Financial Statements (unaudited)
June 30, 2010

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy IV, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2010. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Annual Report”).

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership has suffered losses from operations that have utilized a major portion of partnership equity. While the Partnership appears to have adequate liquidity at June 30, 2010, there can be no assurance that such liquidity will remain sufficient.

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

In applying the full cost method at June 30, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended June 30, 2010 and 2009, the Partnership recognized no property impairment expense of proved properties. During the six month periods ended June 30, 2010 and 2009, the Partnership recognized property impairment expense of proved properties totaling $0 and $5,511, respectively.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2010 and December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2010 and the year ended December 31, 2009.

	Six months ended June 30, 2010	Year ended December 31, 2009
Beginning asset retirement obligation	$93,805	$122,213
Accretion expense	574	2,905
Retirement related to property abandonment and restoration	(1,219)	(31,313)
Retirement related to disposition of interest in property	(32,245)	—
Ending asset retirement obligation	$60,915	$93,805

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

Recently Adopted Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by geographical area, using the unweighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  In addition, in January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance relating to crude oil and natural gas reserve estimation and disclosures to provide consistency with the new SEC rules.  The Partnership adopted the new standards effective December 31, 2009.  The new standards are applied prospectively as a change in estimate. In April 2010, the FASB issued a further accounting standards update regarding extractive oil and gas industries to incorporate in accounting standards the revisions to Rule 4-10 of the SEC’s Regulation S-X. The amendment primarily consists of the addition and deletion of definitions of terms related to fossil fuel exploration and production arising from technology changes over the past several decades. The accounting guidance in Rule 4-10 did not change.

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

Fair Value Measurements

In January 2010, the FASB issued new guidance related to improving disclosures about fair value measurements. This guidance requires separate disclosures of the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reason for such transfers. In the reconciliation for Level 3 fair value measurements using significant unobservable inputs, information about purchases, sales, issuances and settlements shall be presented separately. These disclosures are required for interim and annual reporting periods effective January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which are effective on January 1, 2011. This guidance was adopted on January 1, 2010 for Level 1 and Level 2 fair value measurements and did not impact the Partnership’s operating results, financial position or cash flows or disclosures regarding the fair value of financial instruments.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended June 30, 2010 and 2009, the Partnership incurred administrative costs totaling $10,378 and $10,632, respectively, which are included as general and administrative expenses.   During the six month periods ended June 30, 2010 and 2009, the Partnership incurred administrative costs totaling $17,932 and $21,394, respectively, which are included as general and administrative expenses.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling and completion phases of Partnership operations. Reef contributed $380,694 related to these obligations.  Reef also purchased 5.01% of the Partnership units and paid 5.01% of the 99% of these costs paid by the unit holders (4.96%). Reef has had no remaining obligations related to these additional costs since December 31, 2008.

RELP processes joint interest billings and revenues on behalf of the Partnership. At June 30, 2010 and December 31, 2009, the Partnership owed RELP $55,998 and $61,548, respectively, for joint interest and technical service charges processed in excess of net revenues.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and six month periods ended June 30, 2010 is detailed below:

For the three months ended June 30, 2010
Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	25.028	$(6,722)	(268.59)
Limited partner units	474.972	(3,087)	(6.50)
Total	500.000	$(9,809)

For the six months ended June 30, 2010

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	25.028	$(12,665)	(506.03)
Limited partner units	474.972	3,500	7.37
Total	500.000	$(9,165)

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

The Partnership purchased working interests in eight developmental prospects and participated in the drilling of eight developmental wells on those prospects. The Partnership also purchased working interests in five exploratory prospects and participated in the drilling of five exploratory wells on those prospects.  The Partnership also purchased a royalty interest in a field in Louisiana with three productive wells, one of which is still producing as of the date of this report. Drilling operations on these thirteen prospects were completed during February 2006. Six developmental wells were successful, of which one is still productive, and two developmental wells were unsuccessful. One exploratory well was successful and is still productive, and four exploratory wells were unsuccessful. In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria. Since its inception, the Partnership has incurred $8,087,799 of property impairment associated with wells drilled during the drilling phase of operations, and cash flows from successful wells have not been sufficient to provide significant returns to investor partners.

In August 2006, the managing general partner agreed to pay 100% of the costs for a working interest in a developmental well located in Terrebonne Parish, Louisiana. The well completed drilling operations in May 2007 and was unsuccessful; however, after reviewing the well logs and other geologic data, the wellbore was re-entered during the fourth quarter of 2007 and successfully sidetracked. Drilling operations were finished during February 2008, and the well began producing in commercial quantities on May 2, 2008. Reef paid 100% of the costs associated with the drilling of the unsuccessful well and the subsequent drilling of the successful sidetrack of this well. The depreciation and depletion associated with this well is allocated 100% to the managing general partner, which has resulted in the managing general partner having a disproportionate net loss per unit as shown on the condensed statements of operations.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $9,924,916. Reef purchased 25.028 limited partner units, or 5.01% of the total units sold, for $425,475. Investor partners purchased 125.000 units of general partner interest and 349.972 units of limited partner interest for $9,499,441. The Partnership held $68,585 of interest income earned during 2004 and 2005 for use in drilling operations. Reef also contributed $273,440 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs, and to reimburse the Partnership for 100% of the drilling and sidetracking costs of a well in Louisiana for which Reef paid 100% of the costs. Organization and offering costs totaled $1,424,916, leaving capital contributions of $8,842,025 available for Partnership activities. The Partnership expended $8,640,194 on the drilling of fourteen wells (including the well for which Reef paid 100% of costs) and the purchase of the royalty interest described above, and $112,843 on general and administrative expenses during its initial drilling and completion phase of operations. The Partnership has expended $178,020 subsequent to its initial drilling and completion phase of operations on workovers and other capital items. Expenditures in excess of available Partnership capital have been recovered from the cash flow from successful wells by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership’s drilling program is complete, and, as a result, no new wells began production operations during this quarter. No Partnership wells ceased production during the quarter. The Partnership currently has interests in four productive wells.

The Partnership has working capital of $35,675 at June 30, 2010.  Subsequent to expending the initial available partner capital contributions on prospect and property acquisitions and drilling and completion costs of partnership wells, the Partnership has minimal working capital, consisting primarily of cash flow from productive properties utilized to pay cash distributions to investors.

During 2009, the Partnership had a net loss and negative cash flow, primarily due to the significant decrease in crude oil and natural gas prices during the first quarter of 2009.  The ability of the Partnership to generate positive cash flows during 2010 will primarily depend upon crude oil and natural gas pricing.  The Partnership generated a net loss for the three and six month periods ended June 30, 2010, however, it had positive cash flows during these same periods. The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets and dissolution of the Partnership, as a result of the recurring losses incurred over the past several years, the erosion of Partnership equity, and the lack of significant cash flows from operations.

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

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Sales volumes:
Oil (Barrels)	467	472	931	905
Natural gas (Mcf)	4,401	4,053	8,134	7,206

Average sales prices received:
Oil (Barrels)	$70.55	$48.99	$70.56	$42.33
Natural gas (Mcf)	$4.76	$3.54	$5.39	$4.30

The Partnership had interests in four productive wells as of June 30, 2010, and five productive wells as of June 30, 2009. The Partnership had interests in two wells during the three months ended June 30, 2009 that accounted for 94.7% of the total sales volume for that quarter. During the three months ended June 30, 2010, sales volumes from these two wells increased by approximately 9.3% on an equivalent barrel of oil basis from 2009 levels, and these wells account for 99.9% of total sales volumes for the three months ended June 30, 2010. The increase in sales volumes was primarily related to the Partnership’s non-operated Gumbo II well, which did not produce at full production rates during April 2009 due to issues with the oil pipeline, but did produce at full production rates during the second quarter of 2010.

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for June 30, 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to June 30, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2010 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of June 30, 2010 and 2009 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2010	4,019	57,201
June 30, 2009	4,973	70,969

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

The Partnership has a net loss of $9,809 for the three month period ended June 30, 2010, compared to net loss of $35,473 for the three month period ended June 30, 2009.

The Partnership incurred no property impairment expense during the three month period ended June 30, 2010 or the three month period ended June 30, 2009. Depletion expense decreased from $12,245 for the three month period ended June 30, 2009 to $8,153 for the three month period ended June 30, 2010, primarily as a result of the 2009 property impairment of $52,189, which reduced the 2010 basis of proved property.

The Partnership had interests in four productive wells during the three month period ended June 30, 2010, and five productive wells during the three month period ended June 30, 2009. In particular, the Partnership had interest in two productive wells during the three month period ended June 30, 2009 that accounted for 94.7% of the total sales volume. During the three month period ended June 30, 2010, sales volumes from these two wells increased by approximately 9.3% on an equivalent barrel of oil basis from 2009 levels. This increase in sales volumes was primarily related to the Partnership’s non-operated Gumbo II well. This well did not produce at full production rates during April 2009 due to issues with the oil pipeline, but did produce at full production rates during the second quarter of 2010. Also, the operator has produced the Gumbo II well at a higher average production rate in 2010 as compared to 2009.  In addition, sales prices for crude oil rose by 44.0%, to an average price of $70.55 for the three month period ended June 30, 2010. Gas prices rose by 34.5%, to an average price of $4.76 per Mcf, compared to an average price of $3.54 received for the three month period ended June 30, 2009. As a result, total sales revenues increased by 43.8%.

Lease operating expenses decreased from $14,143 during the three month period ended June 30, 2009 to $5,310 during the three month period ended June 30, 2010, primarily due to the sale of the Thomas H Miller #1 well in March 2010.  Ad valorem taxes decreased during the comparable periods due to the JM Watson #1 well, which was plugged and abandoned at the end of 2009. In addition, production taxes decreased during the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009 due to an approximate $10,400 adjustment received from the operator of the Gumbo II well. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.

General and administrative costs increased from $43,087 incurred during the three month period ended June 30, 2009 to $56,058 incurred during the three month period ended June 30, 2010, primarily due to the timing of professional fees.  The administrative overhead charge to the Partnership for the three month period ended June 30, 2010 totaled $5,226, an increase from the $4,946 charge for the three month period ended June 30, 2009.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

The Partnership has net loss of $9,165 for the six month period ended June 30, 2010, compared to a net loss of $68,426 for the six month period ended June 30, 2009.

The Partnership incurred no property impairment expense during the six month period ended June 30, 2010, and $5,511 for the six month period ended June 30, 2009. Depletion expense decreased from $25,471 for the first six months of 2009 to $16,111 for the first six months of 2010, primarily as a result of the 2009 property impairment of $52,189, which reduced the 2010 basis of proved property.

The Partnership had four productive wells during the first six months of 2010, and five productive wells during the first six months of 2009. In particular, the Partnership had two wells during the first six months of 2009 that accounted for 96.4% of the total sales volume. During the first six months of 2010, sales volumes from these wells increased by approximately 23.4% on an equivalent barrel of oil basis from 2009 levels. This increase in sales volumes was primarily related to the Partnership’s non-operated Gumbo II well, which did not produce at full production rates during April 2009 due to issues with the oil pipeline, but did produce at full production rates during the second quarter of 2010. Also, the operator has produced the Gumbo II well at a higher average rate in 2010 as compared to 2009.  In addition, sales prices for crude oil rose by 66.7%, to an average price of $70.56 for the first six months of 2010. Gas prices rose by 25.3%, to an average price of $5.39 per Mcf, compared to an average price of $4.30 received for the first six months of 2009. As a result, total sales revenues increased by 58.0% for the first six months of 2010.

Lease operating expenses decreased from $34,195 during the first six months of 2009 to $20,899 during the first six months of 2010, primarily due to on the sale of the Thomas H Miller #1 well in March 2010.  In addition, production taxes decreased during the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009 due to an approximate $10,400 adjustment received from the operator of the Gumbo II well. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.

General and administrative costs increased from $65,642 incurred during the first two quarters of 2009 to $85,878 incurred during the first two quarters of 2010, primarily due to the timing of professional fees.  The administrative overhead charge to the Partnership for the six months ended June 30, 2010 decreased from $10,740 in the six months ended June 30, 2009 to $10,642.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF GLOBAL ENERGY IV, L.P.

By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: August 13, 2010	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: August 13, 2010	By:	/s/ Daniel C. Sibley
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